Form 10-Q
period 2022-02-28
Technology & Telecommunication Acquisition Corp
filed 2022-04-15
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41229

Technology & Telecommunication Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

C3-2-23A, Jalan 1/152, Taman OUG Parklane Off Jalan Kelang Lama 58200 Kuala Lumpur, Malaysia
(Address of principal executive offices)

Registrant’s telephone number, including area code: +60 1 2334 8193

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares included as part of the units	TETE	The NASDAQ Stock Market LLC
Redeemable warrants included as part of the units	TETEW	The NASDAQ Stock Market LLC
Class A ordinary shares included as part of the units	TETEU	The NASDAQ Stock Market LLC

As of April 13, 2022, there were 12,032,500 Class A ordinary shares and 2,875,000 Class B ordinary shares issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Technology & Telecommunication Acquisition Corporation

BALANCE SHEETS

	February 28, 2022 (unaudited)	November 30, 2021 (audited)
ASSETS
Current Assets
Cash	$730,020	$-
Deferred offering costs	-	105,995
Subscription receivable	-	25,000
Total Current Assets	$730,020	$130,995

Cash and Marketable Securities held in trust account	116,725,546	-

Total Assets	$117,455,566	$130,995

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$10,399	$4,861
Accrued expenses	28,320	-
Promissory note – related party	-	105,995
Total Current Liabilities	38,719	110,856

Deferred underwriter commission	4,025,000	-

Total Liabilities	4,063,719	110,856

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.15 per share)	116,725,000	-

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at February 28, 2022, and 479,000,000 shares authorized; none issued and outstanding at November 30, 2021	53	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at February 28, 2022, and November 30, 2021	288	288
Additional paid-in capital	-	24,712
Accumulated deficit	(3,333,494)	(4,861)
Total Shareholders’ Deficit	(3,333,153)	20,139
Total Liabilities and Shareholders’ Deficit	$117,455,566	$130,995

The accompanying notes are an integral part of these unaudited financial statements

Technology & Telecommunication Acquisition Corporation

STATEMENT OF OPERATIONS

February 28, 2022

(UNAUDITED)

For the Three Months Ended February 28, 2022

Formation and operating costs	$(196,096)
Loss from Operations	196,096

Other Income
Interest earned on marketable securities held in trust account	546
Net Loss	$(195,550)

Weighted average number of Class A ordinary shares outstanding	5,214,083
Basic and diluted net loss per ordinary share	$(0.02)
Weighted average number of Class B ordinary shares outstanding	2,875,000
Basic and diluted net loss per ordinary share	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements

Technology & Telecommunication Acquisition Corporation

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022

(UNAUDITED)

	Class A		Class B		Additional			Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit

Balances November 30, 2021	-	$-	2,875,000	$288	$24,712	$(4,861)	$(25,000)	$20,139
Cash collected on subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	-	-	114,998,850	-	-	115,000,000
Class A Ordinary Shares subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500	53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-	-	-	-	(2,732,742)	-	-	(2,732,742)
Deferred underwriting commission	-	-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-	-	-	-	3,133,083	(3,133,083)	-	-
Net Income	-	-	-	-	-	(195,550)	-	(195,550)
Balance – February 28, 2022	532,500	$53	2,875,000	$288	$-	$(3,333,494)	$-	$(3,333,153)

The accompanying notes are an integral part of these unaudited financial statements

Technology & Telecommunication Acquisition Corporation

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(195,550)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(546)
Changes in operating assets and liabilities:
Accounts payable	5,538
Accrued expenses	28,320
Net cash used in operating activities	(162,238)

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)
Net cash used in investing activities	(116,725,000)

Cash flows from financing activities:
Collection of subscription receivable	25,000
Proceeds from sale of Units, net of IPO costs	112,445,133
Proceeds from sale of private placement units	5,325,000
Repayment of promissory note – related party	(177,876)
Net cash provided by financing activities	117,617,258

Net change in cash	730,020
Cash at the beginning of the period	-
Cash at the end of the period	$730,020

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$4,025,000
Initial Classification of Class A ordinary shares subject to redemption	$116,725,000
Deferred offering costs paid for by Promissory note – related party	$71,881

The accompanying notes are an integral part of these unaudited financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 1 — Description of Organization and Business Operations

Technology & Telecommunication Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on November 8, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of February 28, 2022, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through February 28, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2022. On January 20, 2022, the Company consummated the Initial Public Offering of 10,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $100,000,000 which is described in Note 3.

The Initial Public Offering transaction costs amounted to $8,482,742 consisting of $1,800,000 of underwriting fees paid in cash, $4,025,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)), $1,725,000 funded to the trust account and $932,742 of costs related to the Initial Public Offering. Cash of $1,562,293 was held outside of the Trust Account on January 20, 2022 and was available for working capital purposes. As described in Note 6, the $4,025,000 deferred underwriting fees are contingent upon the consummation of the Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 480,000 units (the “Private Placement Units”) to Technology & Telecommunication LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $4,800,000.

On January 20, 2022, the underwriters purchased an additional 1,500,000 Option Units pursuant to the exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $15,000,000. Also, in connection with the full exercise of the over-allotment option, the Sponsor purchased an additional 52,500 Option Private Placement Units at a purchase price of $10.00 per unit.

Following the closing of the Initial Public Offering on January 20, 2022, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 1 — Description of Organization and Business Operations (Continued)

If the Company has not completed a Business Combination within 12 months (or 15 months, or 18 months, as applicable from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 1 — Description of Organization and Business Operations (Continued)

Going Concern and Management’s Plan

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $730,020 in cash and no cash equivalents as of February 28, 2022 ($nil as of November 30, 2021).

Marketable Securities Held in Trust Account

At February 28, 2022, substantially all of the assets held in the Trust Account were held in mutual funds.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 28, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of February 28, 2022, 11,500,000 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On February 28, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing net income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Three Months Ended February 28, 2022
Class A ordinary shares
Numerator: net loss allocable to redeemable Class A ordinary shares	$(125,854)
Denominator: weighted average number of Class A ordinary shares	5,214,083
Basic and diluted net loss per redeemable Class A ordinary share	$(0.02)

Class B ordinary shares
Numerator: net loss allocable to Class B ordinary shares	$(69,696)
Denominator: weighted average number of Class B ordinary shares	2,875,000
Basic and diluted net income per Class B ordinary share	$(0.02)

Note 2 — Summary of Significant Accounting Policies (Continued)

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs of $4,532,887 consist principally of costs incurred in connection with formation of the Company and preparation for the Initial Public Offering. These costs, together with the underwriter discount of $4,025,000, were charged to additional paid-in capital upon completion of the Initial Public Offering.

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

● Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

● Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $115,000,000. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder purchase one ordinary share at an exercise price of $11.50 per whole share.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 532,500 units (the “Private Placement Units”) to Technology & Telecommunication, LLC (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $5,325,000

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

During the period ended February 28, 2022, the Sponsor purchased 2,875,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The Founder Shares include an aggregate of up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On November 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering.

During the period ended February 28, 2022, deferred offering costs paid for by the Promissory Note amounted to $71,881. On January 25, 2022, the outstanding balance owed under the Promissory Note (being $177,876) was repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2022, there were no amounts outstanding under any Working Capital Loans.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of February 28, 2022, $10,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate (or $2,300,000 in the aggregate if the underwriters’ over-allotment option was exercised in full), payable upon the closing of the Initial Public Offering. The underwriters agreed to reimburse us for expenses incurred by us in connection with this offering in an amount equal to $500,000, payable to us at the closing of the offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $3,500,000 in the aggregate (or $4,025,000 in the aggregate if the underwriters’ over-allotment option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On January 20, 2022, the underwriters purchased an additional 1,500,000 Option Units pursuant to the full exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $15,000,000.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

February 28, 2022

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of February 28, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of February 28, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of February 28, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders’ agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Ordinary shares Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering.

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “us,” “our” or “we” refer to Technology & Telecommunication Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (the “Report”) including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the Cayman Islands on November 8, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. While our efforts to identify a target business may span many industries and regions worldwide, we focus on companies with operations in vision sensing technologies. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 28, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three-month period ended February 28, 2022, we had a net loss of $195,550, which consists of formation and operating costs of $196,096, and interest earned on investments held of $546.

Liquidity and Capital Resources

On January 20, 2022, we consummated our Initial Public Offering of 11,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 532,500 units to our sponsor at a purchase price of $10.00 per private placement unit, generating total gross proceeds of $5,325,000.

For the three-month period ended February 28, 2022, cash used in operating activities was $162,238.

As of February 28, 2022, we had investments of $116,725,546 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended February 28, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 28, 2022, we had cash of $730,020 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on January 20, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Off-Balance Sheet Arrangements

As of February 28, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended February 28, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended February 28, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on February 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1	Warrant Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2022)
10.1	Investment Management Trust Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2022)
10.2	Registration Rights Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and certain directors of the Company (incorporated by reference to exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2022)
10.3	Private Placement Unit Purchase Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2022)
10.4	Letter Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and each of the officers and directors of the Company (incorporated by reference to exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2022)
10.5	Administrative Services Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2022)

10.6	Indemnification Agreement, dated as January 14, 2022, between the Company and the directors and officers of the Company (incorporated by reference to exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 24, 2022)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: April 15, 2022	/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2022	/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

