Form 10-K
period 2022-11-30
Technology & Telecommunication Acquisition Corp
filed 2023-03-01
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41229

Technology & Telecommunication Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C3-2-23A, Jalan 1/152, Taman OUG Parklane Off Jalan Kelang Lama 58200 Kuala Lumpur, Malaysia
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +60 1 2334 8193

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one ordinary share and one redeemable warrant	TETEU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TETE	The Nasdaq Stock Market LLC
Warrants, each exercisable for one ordinary share	TETEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 31, 2022, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of February 22, 2023, there were 3,658,568 Class A ordinary shares, par value $0.0001, and 2,875,000 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended November 30, 2022

CERTAIN TERMS

References to “the Company,” “TETE,” “our,” “us” or “we” refer to Technology & Telecommunication Acquisition Corporation, a blank check company incorporated in the Cayman Islands on November 8, 2021. References to our “Sponsor” refer to Technology & Telecommunication LLC, a Cayman Islands limited liability company. References to our “IPO” refer to the initial public offering of Technology & Telecommunication Acquisition Corporation, which closed on January 20, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1. BUSINESS

Overview

TETE was incorporated as a blank check company on November 8, 2021, under the laws of the Cayman Islands, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.”

TETE’s amended and restated memorandum and articles of association provides that its corporate existence will cease and it will liquidate the trust account (described herein) and distribute the funds included therein to the holders of ordinary shares sold in its IPO if it does not consummate a business combination by July 20, 2023.

Offering Proceeds Held in Trust

On January 20, 2022, TETE consummated the IPO of 10,000,000 units, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, TETE consummated the private sale of an aggregate of 480,000 units to the Sponsor at a purchase price of $10.00 per private placement unit, generating gross proceeds to TETE in the amount of $4,800,000.

On January 20, 2022, the underwriters purchased an additional 1,500,000 units pursuant to the exercise of the underwriters’ over-allotment option. The over-allotment option units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to TETE of $15,000,000. Also, in connection with the full exercise of the over-allotment option, the Sponsor purchased an additional 52,500 private placement units at a purchase price of $10.00 per unit.

Following the closing of the IPO on January 20, 2022, an amount of $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO and the private placement was placed in a trust account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by TETE meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by TETE, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the trust account.. As of the date of this proxy statement, funds in the trust account totaled approximately US$32 million.

On January 18, 2023, TETE held its extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s Amended and Restated Articles of Association to give TETE the right to extend the date by which it has to consummate a business combination (the “Combination Period”) up to six (6) times for an additional one (1) month each time, from January 20, 2023 to July 20, 2023; (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from January 20, 2023 to the Extended Date by depositing into the Trust Account, for each one-month extension, the lesser of (a) $262,500 and (b) $0.0525 for each Class A ordinary share outstanding, and (iii) amend the Articles of Association to expand the methods that TETE may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. On January 20, 2023, 8,373,932 Public Shares were redeemed by a number of shareholders at a price of approximately US$10.31 per share, in an aggregate principal amount of US$86,353,885. On January 20, 2022, TETE issued an unsecured promissory note to its Sponsor, in the amount of US$$164,119, which amount was deposited into the trust account to extend the available time to complete a business combination to February 20, 2023. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if TETE has not consummated a business combination by January 20, 2023 (or July 20, 2023, if further extended).

As of February 28, 2023, we had approximately US$207,763 of unused net proceeds that were not deposited into the trust fund to pay future general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of the date of this proxy statement, there was, as a result of the redemptions discussed above, approximately US$32 million in TETE’s trust account.

TETE Units, Public Shares, and TETE Warrants are each quoted on Nasdaq, under the symbols “TETEU,” “TETE,” and “TETEW,” respectively. Each of TETE Units consist of one ordinary share and one redeemable warrant. TETE Units commenced trading on January 20, 2022. Public Shares and TETE Warrants commenced trading on March 7, 2022.

Business Combination Activities

On October 19, 2022, TETE entered into an agreement and plan of merger (as it may be amended and/or restated from time to time, the “Merger Agreement”), by and among TETE, TETE Technologies Sdn Bhd, a Malaysian private limited company and a wholly-owned subsidiary of TETE (“Merger Sub”), Super Apps Holdings Sdn Bhd, a Malaysian private limited company (“Super Apps”), Technology & Telecommunication LLC (the “Sponsor”), as representative of TETE shareholders, and Loo See Yuen, as representative of the Super Apps shareholders. Pursuant to the Merger Agreement, Super Apps will merge with TETE Technologies Sdn Bhd, a Malaysian private limited company and wholly owned subsidiary of TETE, with Super Apps surviving and TETE acquiring 100% of the equity securities of Super Apps. In exchange for their equity securities, the shareholders of Super Apps will receive an aggregate number of ordinary shares of TETE (the “Merger Consideration”) with an aggregate value equal to: (a) one billion one hundred million U.S. Dollars ($1,100,000,000), minus (b) any Closing Net Indebtedness (as defined in the Merger Agreement), of which $235,000,000 will be paid at the closing of the Business Combination with the remaining $865,000,000 subject to the earn-out provisions set forth in the Merger Agreement.

The Business Combination has been approved by the boards of directors of each of TETE and Super Apps. The Business Combination will require the approval of the shareholders of TETE and Super Apps and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The transaction is expected to close in the first half of 2023.

Redemption Rights

Pursuant to TETE’s amended and restated memorandum and articles of association, TETE shareholders (except the Initial Shareholders and the officers and directors of TETE) will be entitled to redeem their Public Shares for a pro rata share of the trust account (currently anticipated to be approximately US$10.27 per ordinary share for shareholders) net of taxes payable.

TETE’s Initial Shareholders do not have redemption rights with respect to any TETE Shares owned by them, directly or indirectly (nor will they seek appraisal rights with respect to such ordinary shares if appraisal rights would be available to them).

Automatic Dissolution and Subsequent Liquidation of trust account if No Business Combination

If we do not consummate an initial business combination by January 20, 2023 (or July 20, 2023, if further extended), it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of TETE’s amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Cayman Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

Pursuant to the terms of TETE’s amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our Initial Shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account, for each one-month extension after January 20, 2023 and until July 20, 2023, the lesser of (a) $262,500 and (b) $0.0525 for each Class A ordinary share outstanding, on or prior to the date of the applicable deadline. Our Initial Shareholders or their affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional units at a price of US$10.00 per unit, which are the same as the Private Placement Units. Our shareholders have approved the issuance of the units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we are unable to consummate our business combination within such time period, we will, as promptly as possible but not more than ten Business Days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

The amount in the trust account under the Cayman Companies Act will be treated as share premium which is distributable under the Cayman Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our Initial Shareholders and our Sponsor has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the Insider Shares and Private Placement Units and to vote their Insider Shares and private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless.

If we are unable to consummate a business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately US$10.27.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Technology & Telecommunication LLC, our Sponsor, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that the Sponsor will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than US$10.15 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least US$10.15 per share.

Facilities and Headquarters

We maintain our principal executive offices at C3-2-23A, Jalan 1/152, Taman OUG Parklane, Off Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia. The cost for this space is provided to us by Technology & Telecommunication LLC, as part of the US$10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. We expected our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). Accordingly, as management has located a suitable target business to acquire, they are presently spending more time negotiating and processing the Business Combination than they were previously in locating and investigating target businesses. We do not intend to have any full-time employees prior to the consummation of the Business Combination.

For additional discussion of the general development of our business, see our final prospectus on Form 424B4, filed with the SEC on January 19, 2022.

ITEM 1A. RISK FACTORS

As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on January 20, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these risk factors, the Company has identified the following additional risk factors:

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at C3-2-23A, Jalan 1/152, Taman OUG Parklane, Off Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia, and our telephone number is +60 1 2334 8193. The cost for this space is provided to us by Technology & Telecommunication LLC, as part of the US$10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “TETEU” on or about January 15, 2022, and the Class A ordinary shares and warrants began separate trading on Nasdaq under the symbols “TETE” and “TETEW,” respectively, on or about March 7, 2022.

Holders of Record

As of February 28, 2023, there were 3,658,568 Class A ordinary shares issued and outstanding held by approximately 2 shareholders of record and 2,875,000 Class B ordinary shares issued and outstanding held by 1 shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2022, we had a net income of $826,045, which consists of formation and operating costs of $500,952, and interest earned on investments held of $1,326,997. For the period from November 8, 2021 (inception) through November 30, 2021, we had a net loss of $4,861, which consists of formation and operating costs of $4,861.

Liquidity, Capital Resources and Going Concern Consideration

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

For the year ended period ended November 30, 2022, cash used in operating activities was $664,685.

As of November 30, 2022, we had investments of $118,051,997 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended November 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2022, we had cash of $491,293 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our founding team. Upon completion of the initial business combination or our liquidation, we will cease paying such monthly fees. For the year ended November 30, 2022, $100,000 had been paid and charged to operating expenses. There were no amounts paid or charged for the period from November 8, 2021 (inception) through November 30, 2021.

Registration Rights

The Class A ordinary shares issuable upon conversion of the founder shares, placement units (including securities contained therein), units (including securities contained therein) that may be issued upon conversion of working capital loans, any Class A ordinary shares issuable upon the exercise of the placement warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the working capital loans and Class A ordinary shares issuable upon conversion of the founder shares will be entitled to registration are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO. The holders of these securities are entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On January 20, 2022, we paid an underwriting discount of 2% of the per Unit offering price, or approximately $2,300,000 in the aggregate at the closing of the Initial Public Offering, and the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $4,025,000 in the aggregate. The deferred fee will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Tek Che Ng	65	Chairman of the Board and Chief Executive Officer
Chow Wing Loke	52	Chief Financial Officer
Raghuvir Ramanadhan	58	Independent Director
Virginia Chan	60	Independent Director
Kiat Wai Du	42	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Our management team is led by Tek Che Ng, our Chief Executive Officer and Chairman of the Board, and Chow Wing Loke, our Chief Financial Officer.

Tek Che Ng, Chief Executive Officer and Chairman of the Board

From August 2019, Mr. Ng served as Director of Bayan Development Sdn Bhd (formerly GE Properties Sdn Bhd), a property developing company. Mr. Ng oversees the entire operations of the Company. According to the Company’s internal cashflow projections, the total gross development value of the current project is about RM1.2 billion (approximately US$290 million).

From August 2016 to July 2019, Mr. Ng served as Executive Director of Milux Corporation Bhd, a public listed company in the KLSE Malaysia. The company is a manufacturer involving sales and services of gas cookers, electrical household appliances and related products. Mr. Ng led the Company in business and market expansion especially in overseas.

Since October 2012, Mr. Ng has served as Chairman cum Director and Shareholder of Prime Oleochemical Industries Sdn Bhd., the first Malaysia manufacturer to produce premium glycerin transparent soaps. The Company is committed to research and development, manufacturing and sales of quality transparent soaps and other personal care products. Its products are marketed all over the world. Mr. Ng led the company in business development and marketing.

From November 2012 to April 2014, Mr. Ng served as Chief Executive Officer of Mines Resort Berhad (MRB). He was responsible for the entire operations of the Company. MRB is a property conglomerate that primarily focuses on property development and investment holdings, with subsidiaries involved in diverse industries such as health, hospitality, membership, tourism and education.

From March 2004 to November 2012, Mr. Ng was principally involved, in his capacity as Group Managing Director, Nomination Committee Member and Shareholder, in the arrangement for Metronic Global Berhad (MGB) to acquire 40% share of Ariantec Sdn Bhd (ASB). ASB principal business activity is the Provision of turnkey solutions on network infrastructure and security management. ASB subsequently through merger and acquisition with Global Soft (MSC) Bhd and became ACE Market-listed entity. Thereafter, Global Soft (MSC) Bhd had changed its name to Ariantec Global Bhd.

In 1986, Mr. Ng founded Metronic Engineering Sdn. Bhd. (MESB), an engineering services company specializing in the field of Intelligent Building Management System (IBMS) and Integrated Security Management System (ISMS). Over the years, he took MESB from a small company into one of the key players in the industry. He successfully took the company public and listing on the MESDAQ Market of Bursa Malaysia Securities Berhad in 2004 under the holding company, Metronic Global Berhad (MGB) and he was appointed as the Group Managing Director of MGB. Under his leadership, MGB grew and expanded rapidly and was subsequently transferred to the main market of Bursa Malaysia in 2007. In addition, Mr. Ng also held directorships with the following companies during the last five years: Metronic Impact Sdn Bhd from October 1993 to present; Datarich Asia Sdn Bhd from June 2013 to present; Lumayan Klik Sdn Bhd from October 2019 to present; Rimbun Berseri Sdn Bhd from September 2019 to present; A.W. Agro Management Services Sdn Bhd from November 2019 to present; Finnex Risk Management Sdn Bhd (formerly Bonus Entity Sdn Bhd) from September 2019 to present; Meeka Yogurt (M) Sdn Bhd from January 2020 to present; M Nine One Resources Sdn Bhd from May 2020 to present; Young Diet Sdn Bhd from July 2021 to present; Young Dessert Sdn Bhd (formerly Young Beverage Sdn Bhd) from July 2021 to present; Young Life Sdn Bhd from July 2021 to present; Healiving Supplies Sdn Bhd from October 2021 to present; and Mewah Binajaya Sdn Bhd from May 2019 to present.

Mr. Ng holds a Master’s in Business Administration from Charles Sturt University and a Diploma in Mechanical and Automotive Engineering from Tunku Abdul Rahman College.

Chow Wing Loke, Chief Financial Officer

From Aug 2020, Mr. Loke served as the Director of A&C Technology Waste Oil Sdn Bnd. From December 2020, he became the major shareholder and served as Managing Director & Chief Executive Officer of A&C. A&C is one of the pioneers in the waste recycling industry in Malaysia with business focus on recycling of industrial waste oil and providing wastewater treatment solutions. He is responsible for charting the corporate direction, formulate and implement business strategies as well as managing the operation of the Company.

From March 2018 to June 2020, Mr. Loke served as Chief Financial Officer of Motos America Inc. (formerly WeConnect Tech International Inc (WECT). Motos America Inc. started as an information technology, payment solution provider and e-commerce company. In 2019, Motos America Inc. venture into Oil & Gas and Green Technology by acquiring an oil & gas company, as well as exploring a transformation green & renewable energy technology. His role was managing all finance and corporate finance function of the group as well as the legal and statutory compliances to USA and SEC regulations.

From May 2008 to February 2018, Mr. Loke served as General Manager – Commercial of Autoliv Hirotako Sdn Bhd. Autoliv Hirotako is the largest automotive safety restraint system manufacturer in Malaysia. His role was in Business Development for the holding company, Sales & Marketing and Procurement for Autoliv Hirotako Group.

From Feb 2006 to April 2008, Mr. Loke served as Chief Financial Officer of Autoair Holdings Bhd. Autoair Holdings Bhd was listed on Bursa Malaysia. The company principal activities are manufacturing of automotive components for local and export markets and property development. Mr. Loke’s role was on restructuring and sustains the operation of the Group. This includes setting new corporate direction and strategies, reorganize the business model and as well as revamp business operation. In addition, Mr. Loke also held directorships with the following companies during the last five years: - WMG Resources Sdn Bhd from February 2012 till present; Mictronics (M) Sdn Bhd from February 2016 till present; Zen MD International Sdn Bhd from April 2016 till present; HQL Technology Sdn Bhd from November 2016 to May 2018; Kopitiam 95 Group Sdn Bhd from October 2020 to October 2021; Kingdom 95 Koiptiam Sdn Bhd from October 2020 to October 2021; 95 Kopitiam One Sdn Bhd from October 2020 to October 2021; 95 Kopotiam Two Sdn Bhd from October 2020 to October 2021; 95 Kopitiam Three Sdn Bhd from October 2020 to October 2021; 95 Kopitiam Four Sdn Bhd from October 2020 to October 2021; 95 Distribution Sdn Bhd from December 2020 to October 2021; and 95 Market Sdn Bhd from December 2020 to October 2021.

Mr. Loke is a Fellow Member of The Chartered Association of Certified Accountants (FCCA). He earned his professional qualification from Systematic Business School Kuala Lumpur Malaysia.

Our Independent Directors

Raghuvir Ramanadhan, Independent Director and Member of the Audit Committee and the Compensation Committee

From November 2021, Mr. Ramanadhan has worked as Sales Director at Capgemini Singapore. Capgemini is a global leader in consulting, technology services and digital transformation. Mr. Ramanadhan’s role is to develop the regional sales of the company.

From March 2020, Mr. Ramanadhan has been the Founder Director of Fourtel Digital (a private company based in Singapore). Fourtel Digital focuses on Digital capability assessments and roadmap, operating model design and transformation, Data monetization, marketing and mobility strategy.

From August 2019 to March 2020, Mr. Ramanadhan served as General Manager of Gilat (Asia). Gilat Satellite Networks is a public company headquartered in Israel that develops and sells VSAT satellite ground stations and related equipment. Mr. Ramanadhan reorganized to improve efficiency of the client facing and support teams for effective performance and sustainable regional coverage in 4 countries.

From February 2015 to July 2019, Mr. Ramanadhan served as Director of Sales of Amdocs. Amdocs is a multinational corporation that was founded in Israel and currently headquartered in Chesterfield, Missouri, with support and development centers located worldwide. Mr. Ramanadhan was responsible for the largest Managed services deal for Amdocs ever in Asia Pacific with a follow-on DC virtualization.

From October 2011 to February 2015, Mr. Ramanadhan served as Regional Director of CSG. CSG is a company provides market-leading solutions and support. He built and skilled, ground up Sales & Support teams across Asia, resulting in breakthrough deals over $70 million to establish long term presence in varied Asian markets.

Mr. Ramanadhan earned his MBA from National University of Singapore in 2004 and Master of Science (Mathematics) from University of Mardras, India in 1986.

Virginia Chan, Independent Director and Chair of the Compensation Committee and Member of the Audit Committee

From March 2018 to present 2021, Miss Virginia Chan serves as CEO and Director of Flagship PMC Sdn Bhd. Her role is to liaise with international investors.

From January 2015 to February 2018, Miss Virginia Chan served as a Personal Assistant to the Group President at Capital Improvement Sdn Bhd. As a personal assistant, Miss Virginia Chan provides financial lead regarding joint ventures and project management consultancy to the group.

From August 2008 to December 2014, Miss Virginia Chan also served as a Financial Controller of Wood Group Kenny Sdn Bhd. Wood Group Kenny Sdn Bhd is an international energy services company with around $6 billion sales and operating in more than 50 countries. During the period, she led the accounts department for Malaysia and Indonesia operation of Wood Group Kenny Sdn Bhd.

From May 2003 to July 2008, Miss Virginia Chan also served as a Finance & Administration Manager of Pegasus Oil & Gas Consultants Sdn Bhd. Pegasus Oil & Gas Consultants is a company specializing in engineering consultancy for offshore oil & gas pipelines. She was one of the key members of the Company’s management team, and led accounts department of their Malaysia office.

From August 1996 to April 2003, Miss Virginia Chan also served as Vice President Finance & Administration of Kvaerner Pertrominco Engineering Sdn Bhd (now known as Aker Solutions). It is a company delivers integrated solutions, products and services to the global energy industry. During the period, Miss Virginia Chan was a member of Company’s Management oversaw the finance and administrative functions of the Company.

From September 1993 to July 1996 Miss Virginia Chan also served as Consulting Manager of Wahab Khalid Consultants Sdn Bhd. Primary project was the Kuala Lumpur International Airport assistant to the Head of Finance from the Government. Miss Virginia Chan worked closely with the Head of Finance to implement and monitor the accounting and internal control systems and procedures covering fixed assets, payroll, works progress tracking. Prime point of contact for banks and financiers, external auditors and legal advisors on financial matters relating to the establishment and successful implementation of the Airport Development Project

From April 1989 to August 1993 Miss Virginia Chan served as Assistant Manager of Coopers & Lybrand (now known as PricewaterhouseCoopers - PwC) which is a multinational professional services network of firms. PwC ranks as the second-largest professional services network in the world and is considered one of the Big Four accounting firms. During Miss Virginia Chan’s period there, she managed and resuscitated ailing Companies from various industries on behalf of Banks.

From December 1981 to March 1989 Miss Virginia Chan served as Supervisor in KPMG. KPMG is a multinational professional services network, and one of the Big Four accounting organizations. During the period, Miss Virginia Chan articled and successfully obtained her professional MICPA qualification. Whilst here Miss Virginia Chan’s work spanned from conducting financial and statutory auditing, personal and corporate tax computations for clients ranging from small start-ups and individuals to major multinationals, in various industries.

Since January 2003, Miss Virginia Chan has been a member of Financial Planning Association of Malaysia (FPAM).

Since January 1989, Miss Virginia Chan also has been a member of Malaysian Institute of Certified Public Accounts (MICPA).

Kiat Wai Du, Independent Director and Chair of the Audit Committee and Member of the Compensation Committee

From May 2021, Mr. Du co-founded AQ Media Group Sdn Bnd. Invest AQ is an investor relation platform empowering entrepreneur and corporate in their capital raising exercise.

From October 2014, Mr. Du served as Non-Executive Director and Chairman of the board of directors of Vertu Capital Ltd, an investing company listed on the Standard Board of the London Stock Exchange, to acquire financial services companies around Southeast Asia region.

From October 2012, Mr. Du served as Executive Director at Managing Partner at Ingenious Wealth Management Ltd (Hong Kong). Ingenious Wealth Management Ltd (IWML) is a family office & wealth management company that manages assets and wealth of high-net-worth individuals and family business.

From July 2010 to December 2018, Mr. Du served as Non-Executive Director at V Telecoms Berhad. V Telecoms is a next generation fiber optic network infrastructure company covering Peninsular Malaysia and the region.

From December 2015, Mr. Du founded and served as Chief Executive Officer of Ingenious Haus Group. It is a boutique corporate advisory firm committed to helping entrepreneurs and midsized companies accelerate growth and create value. In December 2015, Mr. Du founded Ingenious Haus (UK) Ltd, the name of which was later changed to Ingenious Financial Group Limited in August 2021. Mr. Du has also served as a director at WD Assets Ltd. since September 2016. Mr. Du also holds the following positions: managing partner at William Du & Co since August 2021; non-executive director at RapidCloud International Plc from August 2013 to December 2017; corporate advisor at Dagang Halal Berhad from May 2014 to October 2018; director at Aries Telecoms Berhad (VTelecoms Berhad) from July 2010 to December 2018; director at Ingenious Growth Fund from December 2009 to December 2012; and deputy treasurer at TeAm from 2007 to 2009.

Mr. Du earned his Master of Business Administration and BA (Hons) Accounting from University of Hertfordshire.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews TETE’s accounting and financial reporting processes and the integrity of its financial statements; the audits of TETE’s financial statements and the appointment, compensation, qualifications, independence and performance of TETE’s independent auditors; TETE’s compliance with legal and regulatory requirements; and the performance of TETE’s internal audit function and internal control over financial reporting.

The members of the Audit Committee are Raghuvir Ramanadhan, Virginia Chan and Kiat Wai Du, each of whom is an independent director under NASDAQ’s listing standards. Kiat Wai Du is the Chairperson of the Audit Committee. The board has determined that both Kiat Wai Du qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee reviews TETE’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the board with respect to non-CEO and non-CFO compensation and administers TETE’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of TETE may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. TETE’s executive officers do not play a role in suggesting their own salaries. Neither TETE nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effect, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the Compensation Committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Raghuvir Ramanadhan, Virginia Chan and Kiat Wai Du, each of whom is an independent director under NASDAQ’s listing standards. Virginia Chan is the Chairperson of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Raghuvir Ramanadhan, Virginia Chan, and Kiat Wai Du. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on January 14, 2022, we agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 22, 2023 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of February 22, 2022, we had (i) 3,126,068 publicly-held Class A ordinary shares issued and outstanding, (ii) 532,500 Class A ordinary shares underlying the Placement Private Units, and (iii) 2,875,000 Class B ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of February 22, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Technology & Telecommunication LLC (Our Sponsor)	3,407,500	(2)	48.2%
Tek Che Ng (1)(2)	3,407,500	(3)	48.2%
Chow Wing Loke	—		—
Raghuvir Ramanadhan	—		—
Kiat Wai Du	—		—
Virginia Chan	—		—
All officers and directors as a group
(5 individuals)	3,407,500		48.2%
Shaolin Capital Management LLC (3)	730,000		6.35%
Glazer Capital, LLC (4)	1,046,430		8.7%
First Trust Merger Arbitrage Fund(5)	883,504		7.34%

*	Less than one percent.

(1)	Technology & Telecommunication LLC, our sponsor, is the record holder of the securities reported herein. Mr. Ng, or Chief Executive Officer of the company, is the manager of the sponsor and may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ng disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of our sponsor and the individuals listed herein is executive offices are located at C3-2-23A, Jalan 1/152, Taman OUG Parklane, Off Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares, as well as placement shares after this offering. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Based on a Schedule 13G filed February 14, 2023. The address of the business office of the holder is 230 NW 24th Street, Suite 603, Miami, FL 33127..

(4)	Based on a Schedule 13G filed February 14, 2023. Paul J. Glazer is the Managing Member of Glazer Capital, LLC, and may deemed to have shared voting power over these shares. The address of the business office of the holder is 250 West 55th Street, Suite 30A, New York, New York 10019..

(5)	Based on a Schedule 13G filed on February 14, 2023. The address of First Trust Merger Arbitrage Fund is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 26, 2021, the Sponsor paid an aggregate of $25,000, or approximately $0.009 per unit, for the purchase of 2,875,000 Insider Shares, par value $0.0001. The number of Insider Shares issued was determined based on the expectation that such Insider Shares would represent 20% of the outstanding shares upon completion of the IPO (excluding the placement units and underlying securities). The Insider Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

On January 20, 2022, the Sponsor purchased 532,500 placement units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of the IPO. There are no redemption rights or liquidating distributions from the trust account with respect to the Insider Shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination within the allotted 12-month period (or 18 months, if extended).

Commencing on January 14, 2022, we agreed to pay to Technology & Telecommunication LLC, the Sponsor, $10,000 per month for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

No compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Extensions Loan

On January 20, 2023, TETE issued a note (the “Note”) to the Sponsor for US$656,474 with multiple drawdowns available upon request by TETE. On the same date, an amount of US$164,119 was deposited into the trust account to extend the available time to consummate a business combination until February 20, 2023. On February 14, 2023, an additional amount of US$164,119 was deposited into the trust account to extend the available time for consummating a business combination until March 20, 2023. The Notes do not bear interest and are payable upon the closing of a business combination. They are also non-convertible.

Related Party Policy

Our board of directors has adopted an audit committee charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction. An affirmative vote of a majority of the members of the audit committee, present at a meeting at which a quorum is present, will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of the Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Except as provided herein, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to the Sponsor, officers or directors or any affiliate of the Sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to the Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by the Sponsor to cover offering-related and organizational expenses;

●	Payment to Technology & Telecommunication LLC, the Sponsor, of $10,000 per month, for up to 12 months (subject to a six-month extension), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest-bearing loans which may be made by the Sponsor or an affiliate of the Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “— Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the year ended November 30, 2022 and for the period from November 8, 2021 (inception) through November 30, 2021, fees for our independent registered public accounting firm were approximately $42,500 and $45,000, respectively, for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our November 30, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended November 30, 2022 and for the period from November 8, 2021 (inception) through November 30, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended November 30, 2022 and for the period from November 8, 2021 (inception) through November 30, 2021, fees for our independent registered public accounting firm were approximately $0, for the services MaloneBailey performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended November 30, 2022 and for the period from November 8, 2021 (inception) through November 30, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENT

Report of Independent Registered Public Accounting Firm (PCAOB ID #206)	F-1
Financial Statements:
Balance Sheets as of November 30, 2022 and November 30, 2021	F-2
Statements of Operations for the year ended November 30, 2022 and for the period from November 8, 2021 (inception) through November 30, 2021	F-3
Statements of Changes in Stockholders’ Deficit for the year ended November 30, 2022 and for the period from November 8, 2021 (inception) through November 30, 2021	F-4
Statements of Cash Flows for the year ended November 30, 2022 and for the period from November 8, 2021 (inception) through November 30, 2021	F-5
Notes to the Financial Statements	F-6 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Technology & Telecommunication Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Technology & Telecommunication Acquisition Corporation (the “Company”) as of November 30, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2022 and the period from November 8, 2021 (inception) through November 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as November 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended November 30, 2022 and the period from November 8, 2021 (inception) through November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

February 28, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Technology & Telecommunication Acquisition Corporation

BALANCE SHEETS

	November 30, 2022	November 30, 2021
ASSETS
Current Assets
Cash	$491,293	$-
Deferred offering costs	-	105,995
Total Current Assets	491,293	105,995

Cash and Marketable Securities held in trust account	118,051,997	-

Total Assets	$118,543,290	$105,995

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$104,848	$4,861
Promissory note – related party	-	105,995
Total Current Liabilities	104,848	110,856

Deferred underwriter commission	4,025,000	-

Total Liabilities	4,129,848	110,856

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.27 per share)	118,051,997	-

Shareholders’ Equity (Deficit)
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at November 30, 2022 and November 30, 2021	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at November 30, 2022; none issued and outstanding at November 30, 2021	53	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding at November 30, 2022, and November 30, 2021	288	288
Subscription receivable		(25,000)
Additional paid-in capital	-	24,712
Accumulated deficit	(3,638,896)	(4,861)
Total Shareholders’ Equity (Deficit)	(3,638,555)	(4,861)
Total Liabilities and Shareholders’ Equity (Deficit)	$118,543,290	$105,995

The accompanying notes are an integral part of these financial statements

Technology & Telecommunication Acquisition Corporation

STATEMENTS OF OPERATIONS

	Year Ended November 30, 2022	For the period from November 8, 2021 (inception) through November 30, 2021

Formation and operating costs	$(500,952)	$(4,861)
Loss from Operations	(500,952)	(4,861)

Other Income
Interest earned on marketable securities held in trust account	1,326,997	-
Net Income (Loss)	$826,045	$(4,861)

Weighted average number of Class A ordinary shares outstanding	10,351,247	-
Basic and diluted net income per ordinary share	$0.06	$-
Weighted average number of Class B ordinary shares outstanding	2,875,000	2,875,000

Basic and diluted net income per ordinary share	$0.06	$(0.00)

The accompanying notes are an integral part of these financial statements

Technology & Telecommunication Acquisition Corporation

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares			Class B Ordinary Shares		Additional Paid in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Receivable	Deficit

Balance – November 8, 2021 (inception)	-	$		-	$-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor for subscription receivable	-		-	2,875,000	288	24,712	-	(25,000)	-
Net Loss	-		-	-	-	-	(4,861)	-	(4,861)
Balances November 30, 2021	-		$-	2,875,000	$288	$24,712	$(4,861)	$(25,000)	$(4,861)
Cash collected on subscription receivable	-		-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000		1,150	-	-	114,998,850	-	-	115,000,000
Class A Ordinary Shares subject to possible redemption	(11,500,000)		(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500		53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-		-	-	-	(2,732,742)	-	-	(2,732,742)
Deferred underwriting commission	-		-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-		-	-	-	3,133,083	(3,133,083)	-	-
Re-measurement for common stock to redemption amount	-		-	-	-	-	(1,326,997)	-	(1,326,997)
Net Income	-		-	-	-	-	826,045	-	826,045
Balance – November 30, 2022	532,500		$53	2,875,000	$288	$-	$(3,638,896)	$-	$(3,638,555)

The accompanying notes are an integral part of these financial statements

Technology & Telecommunication Acquisition Corporation

STATEMENTS OF CASH FLOWS

	Year ended November 30, 2022	For the period from November 8, 2021 (inception) through November 30, 2021
Cash flows from operating activities:
Net income	$826,045	$(4,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,326,997)	-
Changes in operating assets and liabilities:
Accounts payable	99,987	4,861
Net cash used in operating activities	(400,965)	-

Cash flows from investing activities:
Investment of cash in Trust Account	(116,725,000)	-
Net cash used in investing activities	(116,725,000)	-

Cash flows from financing activities:
Collection of subscription receivable	25,000	-
Proceeds from sale of Units, net of IPO costs	112,445,134	-
Proceeds from sale of private placement units	5,325,000	-
Repayment of promissory note – related party	(177,876)	-
Net cash provided by financing activities	117,617,258	-

Net change in cash	491,293	-
Cash at the beginning of the period	-	-
Cash at the end of the period	$491,293	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$4,025,000	$-
Initial Classification of Class A ordinary shares subject to redemption	$116,725,000	$-
Deferred offering costs paid for by Promissory note – related party	$71,881	$105,995
Issuance of Class B ordinary shares to Sponsor for subscription receivable	$-	$25,000
Accretion of Common Stock subject to redemption	$1,326,997	$-

The accompanying notes are an integral part of these financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

As of November 30, 2022, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through November 30, 2022 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

November 30, 2022

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

November 30, 2022

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

Liquidity and Capital Resources

As of November 30, 2022, the Company had approximately $491,293 of cash in its operating account and working capital of approximately $386,445.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, and a loan of up to $300,000 pursuant to the Note issued to the Sponsor, which was repaid on January 25, 2022 (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

November 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $491,293 in cash and no cash equivalents as of November 30, 2022 ($nil as of November 30, 2021).

Marketable Securities Held in Trust Account

At November 30, 2022 and November 30, 2021, substantially all of the assets held in the Trust Account were held in money market. The amount of assets held in Trust Account is $118,051,997 and $0 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

As of November 30, 2022, 11,500,000 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On November 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income (loss) allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing net income (loss) allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

	The Year Ended November 30, 2022	For the period from November 8, 2021 (inception) through November 30, 2021
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$826,045	$-
Denominator: weighted average number of Class A ordinary shares	10,351,247	-
Basic and diluted net income per redeemable Class A ordinary share	$0.06	$-

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$179,558	$(4,861)
Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net income per Class B ordinary share	$0.06	$(0.00)

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

November 30, 2022

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

November 30, 2022

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On November 26, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of up to $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering.

During the year end November 30, 2022, deferred offering costs paid for by the Promissory Note amounted to $71,881. On January 25, 2022, the outstanding balance owed under the Promissory Note (being $177,876) was repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of November 30, 2022, $100,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

November 30, 2022

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of November 30, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of November 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

November 30, 2022

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

Note 8 – Subsequent Events

Technology & Telecommunication LLC (the “Sponsor”) has promised to loan an amount of up to $656,474 to Technology & Telecommunication Acquisition Corporation (TETE). As of February 21, 2023, the Sponsor had paid an aggregate of US$328,237 towards this loan.

Subsequent to the approval by the shareholders of Technology & Telecommunication Acquisition Corporation (“TETE” or the “Company”) of the Amendment to TETE’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on January 20, 2023, TETE filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. In connection with the Charter Amendment, TETE’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares. Pursuant to the Charter Amendment, TETE has the right to extend the period which it has to complete a business combination by up to six (6) times for an additional one (1) month each time from January 20, 2023 to July 20, 2023 by depositing into its trust account, for each one-month extension, the lesser of (a) $262,500 and (b) $0.0525 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of TETE’s amended and restated memorandum and articles of association.

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 14, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).
2.1	Agreement and Plan of Merger, dated as of October 19, 2022, by and among Technology & Telecommunication Acquisition Corporation, TETE Technologies Sdn Bhd, Super Apps Holdings Sdn Bhd, Technology & Telecommunication LLC and Loo See Yuen (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.4	Warrant Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).
4.5*	Description of Securities
10.1	Investment Management Trust Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.2	Registration Rights Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.3	Private Placement Unit Purchase Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.4	Letter Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.5	Administrative Services Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.6	Indemnification Agreement, dated as January 14, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.7

Form of Company Shareholder Support Agreement by and among Technology & Telecommunication Acquisition Corporation, certain shareholders of Super Apps Holdings Sdn Bhd and Super Apps Holdings Sdn Bhd (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).

10.8	Form of Parent Shareholder Support Agreement by and between Super Apps Holdings Sdn Bhd, certain shareholders of Technology & Telecommunication Acquisition Corporation and Technology & Telecommunication Acquisition Corporation (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.11	Form of Employment Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 19, 2022).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION
Dated: February 28, 2023
	By:	/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tek Che Ng	Chief Executive Officer and Chairman	February 28, 2023
Tek Che Ng	(Principal Executive Officer)

/s/ Chow Wing Loke	Chief Financial Officer and Director	February 28, 2023
Chow Wing Loke	(Principal Accounting and Financial Officer)

/s/ Raghuvir Ramanadhan	Director	February 28, 2023
Raghuvir Ramanadhan

/s/ Kiat Wai Du	Director	February 28, 2023
Kiat Wai Du

/s/ Virginia Chan	Director	February 28, 2023
Virginia Chan

25