Form 10-K/A
period 2022-11-30
Technology & Telecommunication Acquisition Corp
filed 2023-07-20
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (“Amendment No. 1”) is being filed by the registrant (“TETE”) to amend its Annual Report on Form 10-K for the period ended November 30, 2022 (the “Original Filing”), as filed with the U.S. Securities and Exchange Commission on March 01, 2023 (“Original Filing Date”). The purpose of this Amendment No. 1 is to disclose under Item 1A, Risk Factors, that TETE may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited. Except as described in the foregoing sentence, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or the filing date of this Amendment No. 1 except as set forth in this Explanatory Note to provide the basis for this Amendment No. 1.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

The Sponsor is controlled by Tek Che Ng, an individual who resides in and is a citizen of Malaysia. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by July 20, 2023 (or such later date that may be approved by the Company’s shareholders, such as the Extended Date) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of the funds in the trust account (including interest not previously released to the Company to pay its taxes), and our warrants will expire worthless. This will also cause investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 14, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
2.1	Agreement and Plan of Merger, dated as of October 19, 2022, by and among Technology & Telecommunication Acquisition Corporation, TETE Technologies Sdn Bhd, Super Apps Holdings Sdn Bhd, Technology & Telecommunication LLC and Loo See Yuen (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).*
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).*
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 7, 2022).*
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).*
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 7, 2022).*
4.4	Warrant Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
4.5*	Description of Securities
10.1	Investment Management Trust Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
10.2	Registration Rights Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
10.3	Private Placement Unit Purchase Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
10.4	Letter Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
10.5	Administrative Services Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
10.6	Indemnification Agreement, dated as January 14, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 24, 2022).*
10.7

Form of Company Shareholder Support Agreement by and among Technology & Telecommunication Acquisition Corporation, certain shareholders of Super Apps Holdings Sdn Bhd and Super Apps Holdings Sdn Bhd (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).*

10.8	Form of Parent Shareholder Support Agreement by and between Super Apps Holdings Sdn Bhd, certain shareholders of Technology & Telecommunication Acquisition Corporation and Technology & Telecommunication Acquisition Corporation (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 19, 2022).*
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 19, 2022).*
10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 19, 2022).*
10.11	Form of Employment Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 19, 2022).*
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 19, 2022).*
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2023).*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Previously filed.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION
Dated: July 20, 2023
	By:	/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tek Che Ng	Chief Executive Officer and Chairman	July 20, 2023
Tek Che Ng	(Principal Executive Officer)

/s/ Chow Wing Loke	Chief Financial Officer and Director	July 20, 2023
Chow Wing Loke	(Principal Accounting and Financial Officer)

/s/ Raghuvir Ramanadhan	Director	July 20, 2023
Raghuvir Ramanadhan

/s/ Kiat Wai Du	Director	July 20, 2023
Kiat Wai Du

/s/ Virginia Chan	Director	July 20, 2023
Virginia Chan

25