Form 10-Q
period 2023-05-31
Technology & Telecommunication Acquisition Corp
filed 2023-07-21
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of July 19, 2023, there were 3,658,568 Class A ordinary shares and 2,875,000 Class B ordinary shares issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

Technology & Telecommunication Acquisition Corporation

BALANCE SHEETS

(Unaudited)

	May 31, 2023	November 30, 2022

ASSETS
Current Assets
Cash	$67,023	$491,293
Total Current Assets	67,023	491,293

Cash and Marketable Securities held in trust account	33,685,225	118,051,997

Total Assets	$33,752,248	$118,543,290

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$164,848	$104,848
Extension loan	820,593	-
Total Current Liabilities	985,441	104,848

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	5,010,441	4,129,848

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 3,126,068 shares (at $10.78 per share) as of May 31, 2023, and 11,500,000 shares (at $10.27 per share) as of November 30, 2022	33,685,225	118,051,997

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of May 31, 2023 and November 30, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 532,500 shares issued and outstanding as of May 31, 2023 (excluding 3,126,068 shares subject to possible redemption) and November 30, 2022 (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of May 31, 2023 and November 30, 2022	288	288
Additional paid-in capital	-	-
Accumulated deficit	(4,943,759)	(3,638,896)
Total Shareholders’ Deficit	(4,943,418)	(3,638,555)
Total Liabilities and Shareholders’ Deficit	$33,752,248	$118,543,290

The accompanying notes are an integral part of these unaudited financial statements.

Technology & Telecommunication Acquisition Corporation

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2023	2022	2023	2022
Formation and operating costs	$(182,740)	$(53,300)	$(484,270)	$(249,396)
Loss from Operations	(182,740)	(53,300)	(484,270)	(249,396)

Other Income
Interest earned on marketable securities held in trust account	381,761	89,574	1,166,519	90,120
Net Income (Loss)	$199,021	$36,274	$682,249	$(159,276)

Weighted average number of Class A ordinary shares outstanding	3,658,568	12,032,500	6,005,109	8,660,755
Basic and diluted net income (loss) per ordinary share	$0.03	$0.00	$0.08	$(0.01)
Weighted average number of Class B ordinary shares outstanding	2,875,000	2,875,000	2,875,000	2,875,000

Basic and diluted net income (loss) per ordinary share	$0.03	$0.00	$0.08	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements

Technology & Telecommunication Acquisition Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2023 AND 2022

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,638,896)	$(3,638,555)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(784,758)	(784,758)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(328,237)	(328,237)
Net Income	-	-	-	-	-	483,228	483,228
Balance – February 28, 2023	532,500	$53	2,875,000	$288	$-	$(4,268,663)	(4,268,322)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(381,761)	(381,761)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(492,356)	(492,356)
Net Income	-	-	-	-	-	199,021	199,021
Balance – May 31, 2023	532,500	$53	2,875,000	$288	$-	$(4,943,759)	(4,943,418)

	Class A		Class B		Additional			Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balances November 30, 2021	-	$-	2,875,000	$288	$24,712	$(4,861)	$(25,000)	$(4,861)
Cash collected on subscription receivable	-	-	-	-	-	-	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	-	-	114,998,850	-	-	115,000,000
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	-	(116,725,000)
Sale of Private Placement Units	532,500	53	-	-	5,324,947	-	-	5,325,000
Offering and Underwriting costs	-	-	-	-	(2,732,742)	-	-	(2,732,742)
Deferred underwriting commission	-	-	-	-	(4,025,000)	-	-	(4,025,000)
Re-classification	-	-	-	-	3,133,083	(3,133,083)	-	-
Net loss	-	-	-	-	-	(195,550)	-	(195,550)
Balance – February 28, 2022	532,500	53	2,875,000	288	-	(3,333,494)	-	(3,333,153)
Net Income	-	-	-	-	-	36,274	-	36,274
Balance – May 31, 2022	532,500	$53	2,875,000	$288	$-	$(3,297,220)	$-	$(3,296,879)

The accompanying notes are an integral part of these unaudited financial statements.

Technology & Telecommunication Acquisition Corporation

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended May 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$682,249	$(159,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,166,519)	(90,120)
Changes in operating assets and liabilities:
Accounts payable	60,000	36,338
Net cash used in operating activities	(424,270)	(213,058)

Cash flows from investing activities:
Investment of cash in Trust Account	(820,593)	(116,725,000)
Cash withdrawn from trust in connection to redemption	86,353,885	-
Net cash used in investing activities	85,533,292	(116,725,000)

Cash flows from financing activities:
Proceeds from extension loan	820,593	-
Redemption of common stock	(86,353,885)	-
Collection of subscription receivable	-	25,000
Proceeds from sale of Units, net of IPO costs	-	112,445,134
Proceeds from sale of private placement units	-	5,325,000
Repayment of promissory note – related party	-	(177,876)
Net cash provided by financing activities	(85,533,292)	117,617,258

Net change in cash	(424,270)	679,200
Cash at the beginning of the period	491,293	-
Cash at the end of the period	$67,023	$679,200

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$-	$4,025,000
Initial Classification of Class A ordinary shares subject to redemption	$-	$116,725,000
Deferred offering costs paid for by Promissory note – related party	$-	$71,881
Extension funds attributable to common stock subject to redemption	$820,593	$-
Accretion of common stock subject to redemption	$1,166,519	$-

The accompanying notes are an integral part of these unaudited financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

As of May 31, 2023, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through May 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

May 31, 2023

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

On February 21, 2023, Technology & Telecommunication LLC (the “Sponsor”) has promised to loan an amount of up to $656,747 to Technology & Telecommunication Acquisition Corporation (TETE) and the full amount has been borrowed. On June 13, 2023, Technology & Telecommunication LLC (the “Sponsor”) has promised to loan an amount of up to $864,000 to Technology & Telecommunication Acquisition Corporation (TETE) and $164,119 has been borrowed. As of May 31, 2023, the available balance between the two loans is $1,520,474 and the Sponsor had paid an aggregate of $820,593 towards these loans.

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

Liquidity and Capital Resources

As of May 31, 2023, the Company had approximately $67,023 of cash in its operating account and working capital of approximately $(918,418).

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

May 31, 2023

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

May 31, 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $67,023 in cash and no cash equivalents as of May 31, 2023 and $491,293 in cash and no cash equivalents as of November 30, 2022.

Marketable Securities Held in Trust Account

At May 31, 2023 and November 30, 2022, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $33,685,225 and $118,051,997 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of May 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

As of May 31, 2023, 3,126,068 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On May 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income (loss) allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing net income (loss) allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

Note 2 — Summary of Significant Accounting Policies (Continued)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2023	2022	2023	2022
Class A ordinary shares
Numerator: net income (loss) allocable to redeemable Class A ordinary shares	$111,445	$46,553	$459,053	$(97,120)
Denominator: weighted average number of Class A ordinary shares	3,658,568	12,032,500	6,005,109	8,660,755
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.03	$0.00	$0.08	$(0.01)

Class B ordinary shares
Numerator: net income (loss) allocable to Class B ordinary shares	$87,576	$(10,279)	$223,196	$(62,156)
Denominator: weighted average number of Class B ordinary shares	2,875,000	2,875,000	2,875,000	2,875,000
Basic and diluted net income (loss) per Class B ordinary share	$0.03	$(0.00)	$0.08	$(0.02)

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

May 31, 2023

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

May 31, 2023

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2023 and November 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of May 31, 2023 and November 30, 2022, $160,000 and $100,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement respectively.

Extension Loan

On February 21, 2023, Technology & Telecommunication LLC (the “Sponsor”) has promised to loan an amount of up to $656,747 to Technology & Telecommunication Acquisition Corporation (TETE) and the full amount has been borrowed . On June 13, 2023, Technology & Telecommunication LLC (the “Sponsor”) has promised to loan an amount of up to $864,000 to Technology & Telecommunication Acquisition Corporation (TETE) and $164,119 has been borrowed . As of May 31, 2023, the available balance between the two loans is $1,520,474 and the Sponsor had paid an aggregate of $820,593 towards these loans.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of May 31, 2023 and November 30, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. In January 18, 2023, TETE’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. As of May 31, 2023 and November 30, 2022, there were 532,500 Class A ordinary shares issued and outstanding (excluding 3,126,068 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of May 31, 2023 and November 30, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2023

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

Note 8 – Subsequent Events

On June 15, 2023, the Company elected to exercise its third-month extension to the Termination Date, which extended its deadline to complete its initial business combination from June 20, 2023 to July 20, 2023, by depositing $0.0525 per share for each Public Share outstanding after giving effect to the redemptions disclosed above, or approximately $164,119, to be deposited in the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through May 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended May 31, 2023, we had a net income of $199,021, which consists of formation and operating costs of $182,740, and interest earned on investments held of $381,761. For the three months ended May 31, 2022, we had a net income of $36,274, which consists of formation and operating costs of $53,300, and interest earned on investments held of $89,574.

3

For the six months ended May 31, 2023, we had a net income of $682,249, which consists of formation and operating costs of $484,270, and interest earned on investments held of $1,166,519. For the six months ended May 31, 2022, we had a net loss of $159,276, which consists of formation and operating costs of $249,396, and interest earned on investments held of $90,120.

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

For the six months ended period ended May 31, 2023, cash used in operating activities was $424,270.

As of May 31, 2023, we had investments of $33,685,225 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2023, we had cash of $67,023 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

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

4

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended May 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended May 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

5

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: July 21, 2023		/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 21, 2023		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

6