Form 10-K
period 2023-11-30
Technology & Telecommunication Acquisition Corp
filed 2024-03-04
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 31, 2022, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of March 4, 2024, there were 6,384,209 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended November 30, 2023

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

Following the closing of the IPO on January 20, 2022, an amount of $116,725,000 ($10.15 per unit) from the net proceeds of the sale of the units in the IPO and the private placement was placed in a trust account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by TETE meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by TETE, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the trust account.

On January 18, 2023, TETE held its extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s Amended and Restated Articles of Association to give TETE the right to extend the date by which it has to consummate a business combination (the “Combination Period”) up to six (6) times for an additional one (1) month each time, from January 20, 2023 to July 20, 2023; (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period up to six (6) times for an additional one (1) month each time from January 20, 2023 to the Extended Date by depositing into the Trust Account, for each one-month extension, the lesser of (a) $262,500 and (b) $0.0525 for each Class A ordinary share outstanding, and (iii) amend the articles of association to expand the methods that TETE may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission. On January 18, 2023, 8,373,932 Public Shares were redeemed by a number of shareholders at a price of approximately $10.31 per share, in an aggregate principal amount of $86,353,662. Following the redemptions, there were 3,126,068 TETE Class A ordinary shares outstanding. On February 21, 2023, TETE issued an unsecured promissory note to its Sponsor, in the amount of $656,747 which amount was deposited into the trust account to extend the available time to complete a business combination to February 20, 2023. The Company subsequently deposited $164,119 per month into the trust account to further extend the Combination Period to July 20, 2023.

On July 18, 2023, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from July 20, 2023 to July 20, 2024; (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from July 20, 2023 to July 20, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $144,000 and (b) $0.045 for each Class A ordinary share outstanding, and (iii) amend the amended and restated articles of association to provide for the right of a holder of TETE Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. On July 18, 2023, 149,359 Public Shares were redeemed by a number of shareholders at a price of approximately $10.89 per share, in an aggregate principal amount of $1,626,737. Following the redemptions, there were 2,976,709 Public Shares outstanding. The Company deposited $133,952 into the trust account on four occasions to extend the Combination Period from July 20, 2023 to December 30, 2023. Each extension payment is loaned to the Company by the Sponsor pursuant to a promissory note and the Company will repay the aggregate amount contributed by the Sponsor for the extensions at Closing. The loans are not interest-bearing and may be converted into Class A ordinary shares at Closing at the option of the Sponsor.

TETE Units, Public Shares, and TETE Warrants are each quoted on Nasdaq, under the symbols “TETEU,” “TETE,” and “TETEW,” respectively. Each of TETE Units consist of one ordinary share and one redeemable warrant. TETE Units commenced trading on January 20, 2022. Public Shares and TETE Warrants commenced trading on March 7, 2022.

Business Combination Activities

TETE entered into an amended and restated agreement and plan of merger, dated as of August 2, 2023 (as it may be amended from time to time, the “Merger Agreement” or “Business Combination Agreement”), which provides for a Business Combination between TETE and Bradbury Capital Holdings Inc., a Cayman Islands exempted company (“Holdings”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) TETE will reincorporate in the Cayman Islands by merging with and into TETE TECHNOLOGIES INC, a Cayman Islands exempted company and wholly owned subsidiary of TETE (“PubCo”), with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, TETE INTERNATIONAL INC (“Merger Sub”), a Cayman Islands exempted company and wholly owned subsidiary of PubCo, will be merged with and into Holdings, resulting in Holdings being a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Merger Agreement is by and among TETE, PubCo, Merger Sub, Holdings, Super Apps Holdings Sdn. Bhd., a Malaysian private limited company and wholly owned subsidiary of Holdings, Technology & Telecommunication LLC, as the representative of the shareholders of TETE, and Loo See Yuen, an individual as the representative of the shareholders of Holdings.

The aggregate consideration for the Acquisition Merger is $1,100,000,000, payable in the form of 110,000,000 newly issued PubCo Ordinary Shares (the “Closing Payment Shares”) valued at $10.00 per share, of which $235,000,000 shall be paid at Closing with the remaining $865,000,000 payable subject to the earn-out provisions set forth in the Merger Agreement, to Holdings and its shareholders in accordance with the terms of the Merger Agreement. At the closing of the Acquisition Merger, the issued and outstanding shares in Holdings held by the former Holdings shareholders will be cancelled and cease to exist, in exchange for the issuance of the Closing Payment Shares, 10% of which are to be issued and held in escrow to satisfy any indemnification obligations incurred under the Merger Agreement. At the closing of the Acquisition Merger, the one fully paid share in Merger Sub held by PubCo will become one fully paid share in the surviving corporation, so that Holdings will become a wholly-owned subsidiary of PubCo. Holders of TETE ordinary shares will be asked to approve, among other things, the Merger Agreement and the other related Proposals.

The Business Combination has been approved by the boards of directors of each of TETE and Super Apps. The Business Combination will require the approval of the shareholders of TETE and Super Apps and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2024.

Redemption Rights

Pursuant to TETE’s amended and restated memorandum and articles of association, TETE shareholders (except the Initial Shareholders and the officers and directors of TETE) will be entitled to redeem their Public Shares for a pro rata share of the trust account net of taxes payable.

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

Pursuant to the terms of TETE’s amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our Initial Shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account, for each one-month extension $133,952 for each Class A ordinary share outstanding, on or prior to the date of the applicable deadline. Our Initial Shareholders or their affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional units at a price of $10.00 per unit, which are the same as the Private Placement Units. Our shareholders have approved the issuance of the units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. If we are unable to consummate our business combination within such time period, we will, as promptly as possible but not more than ten Business Days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

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

If we are unable to consummate a business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $10.27.

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

Technology & Telecommunication LLC, our Sponsor, has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that the Sponsor will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.15 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.15 per share.

Facilities and Headquarters

We maintain our principal executive offices at C3-2-23A, Jalan 1/152, Taman OUG Parklane, Off Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia. The cost for this space is provided to us by Technology & Telecommunication LLC, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by March 20, 2024 (or such later date that may be approved by the Company’s shareholders, such as the Extended Date) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of the funds in the trust account (including interest not previously released to the Company to pay its taxes), and our warrants will expire worthless. This will also cause investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Holders of Record

As of February 27, 2024, there were 6,384,209 Class A ordinary shares issued and outstanding held by approximately 2 shareholders of record and 0 Class B ordinary shares issued and outstanding held by 1 shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2023, we had a net income of $179,619, which consists of interest earned on investments held of $2,024,071, partially offset by formation and operating costs of $1,844,452.

For the year ended November 30, 2022, we had a net income of $826,045, which consists of interest earned on investments held of $1,326,997, partially offset by formation and operating costs of $500,952.

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

For the year ended November 30, 2023, cash used in operating activities was $781,376.

For the year ended November 30, 2022, cash used in operating activities was $400,965

As of November 30, 2023, we had investments of $33,749,917 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2023, we had cash of $9,917 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10-K. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

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

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management team carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on this evaluation, our management team have concluded that as of November 30, 2023, our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for account, IT and financial reporting and record keeping. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at November 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2023.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of November 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of November 30, 2023, our disclosure controls and procedures were not effective.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended November 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Annual Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to material weaknesses in recording of material accrued expenses. In light of the material weaknesses described above, we performed additional analysis deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of November 30, 2023, and that there were material weaknesses as identified in this Annual Report, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered hereby in all material respects.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party service providers.

We do not expect that our disclosure controls and procedures will prevent all errors. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2023 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Tek Che Ng	68	Chairman of the Board and Chief Executive Officer
Chow Wing Loke	54	Chief Financial Officer
Raghuvir Ramanadhan	61	Independent Director
Virginia Chan	62	Independent Director
Kiat Wai Du	45	Independent Director

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

From May 2008 to February 2018, Mr. Loke served as General Manager - Commercial of Autoliv Hirotako Sdn Bhd. Autoliv Hirotako is the largest automotive safety restraint system manufacturer in Malaysia. His role was in Business Development for the holding company, Sales & Marketing and Procurement for Autoliv Hirotako Group.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 4, 2024 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 4, 2024, we had 6,384,209 publicly-held Class A ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 4, 2024.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Technology & Telecommunication LLC (Our Sponsor)	3,407,500	(2)	53.4%
Tek Che Ng (1)(2)	3,407,500	(3)	53.4%
Chow Wing Loke	-		-
Raghuvir Ramanadhan	-		-
Kiat Wai Du	-		-
Virginia Chan	-		-
All officers and directors as a group
(5 individuals)	3,407,500		53.4%
Mizuho Financial Group, Inc. (3)
Glazer Capital, LLC (4)	419,044		14.08%
Fir Tree Capital Management LP(5)	333,156		9.49%
Polar Asset Management Partners Inc. (6)	254,900		8.6%
Wolverine Asset Management, LLC(7)	336,717		5.27%

*	Less than one percent.

(1)	Technology & Telecommunication LLC, our sponsor, is the record holder of the securities reported herein. Mr. Ng, or Chief Executive Officer of the company, is the manager of the sponsor and may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ng disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of our sponsor and the individuals listed herein is executive offices are located at C3-2-23A, Jalan 1/152, Taman OUG Parklane, Off Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares, as well as placement shares after this offering. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Based on a Schedule 13G filed February 13, 2024. The address of the business office of the holder is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(4)	Based on a Schedule 13G/A filed February 14, 2024. Paul J. Glazer is the Managing Member of Glazer Capital, LLC, and may deemed to have shared voting power over these shares. The address of the business office of the holder is 250 West 55th Street, Suite 30A, New York, New York 10019..

(5)	Based on a Schedule 13G filed February 14, 2024. The address of the business office of the holder is 500 5th Avenue, 9th Floor, New York, New York 10110.

(6)	Based on a Schedule 13G filed February 12, 2024. The address of the business office of the holder is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)	Based on a Schedule 13G filed on February 8, 2024. The address of the business office of the holder is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

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

Related Party Extensions Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company  and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and $864,000 has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $133,997 has been borrowed. As of November 30, 2023, the available balance between the three loans is $2,020,474 and the Sponsor had paid an aggregate of $1,654,471 towards these loans.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see “- Part III, Item 10 - Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the year ended November 30, 2023 and 2022, fees for our independent registered public accounting firm were approximately $47,500 and $42,500, respectively, for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our November 30, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended November 30, 2023 and 2022, our independent registered public accounting firm incurred expenses of $50,000 and $-0-, respectively, assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended November 30, 2023 and 2022, fees for our independent registered public accounting firm were approximately $0, for the services MaloneBailey performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended November 30, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Technology & Telecommunication Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Technology & Telecommunication Acquisition Corporation and its subsidiary (collectively, the “Company”) as of November 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 4, 2024

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30,
	2023	2022

ASSETS
Current Assets
Cash	$9,917	$491,293
Prepaid expenses	5,995	—
Total Current Assets	15,912	491,293

Cash and Marketable Securities held in trust account	33,749,917	118,051,997

Total Assets	$33,765,829	$118,543,290

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,173,919	$104,848
Extension loan	1,654,471	—
Working capital loan	300,000	—
Total Current Liabilities	3,128,390	104,848

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	7,153,390	4,129,848

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 2,976,709 shares (at $11.34 per share) as of November 30, 2023, and 11,500,000 shares (at $10.27 per share) as of November 30, 2022	33,749,917	118,051,997

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of November 30, 2023 and November 30, 2022	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,407,500 shares issued and outstanding as of November 30, 2023 (excluding 2,976,709 shares subject to possible redemption) and 532,500 shares issued and outstanding as of November 30, 2022 (excluding 11,500,000 shares subject to possible redemption)	341	53
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding as of November 30, 2023 and 2,875,000 issued and outstand as of November 30, 2022	—	288

Additional paid-in capital	—	—
Accumulated deficit	(7,137,819)	(3,638,896)
Total Shareholders’ Deficit	(7,137,478)	(3,638,555)
Total Liabilities and Shareholders’ Deficit	$33,765,829	$118,543,290

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30,
	2023	2022
Formation and operating costs	$(1,844,452)	$(500,952)
Loss from Operations	(1,844,452)	(500,952)

Other Income
Interest earned on marketable securities held in trust account	2,024,071	1,326,997
Net Income	$179,619	$826,045

Weighted average number of Class A ordinary shares outstanding	5,482,286	10,351,247
Basic and diluted net income per ordinary share	$0.03	$0.06
Weighted average number of Class B ordinary shares outstanding	2,166,096	2,875,000
Basic and diluted net income per ordinary share	$0.01	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED NOVEMBER 30, 2023 AND 2022

	Class A		Class B		Additional			Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balances –November 30, 2021	—	$—	2,875,000	$288	$24,712	$(4,861)	$(25,000)	$(4,861)
Cash collected on subscription receivable	—	—	—	—	—	—	25,000	25,000
Sale of Units in Initial Public Offering	11,500,000	1,150	—	—	114,998,850	—	—	115,000,000
Class A Common Stock subject to possible redemption	(11,500,000)	(1,150)	—	—	(116,723,850)	—	—	(116,725,000)
Sale of Private Placement Units	532,500	53	—	—	5,324,947	—	—	5,325,000
Offering and Underwriting costs	—	—	—	—	(2,732,742)	—	—	(2,732,742)
Deferred underwriting commission	—	—	—	—	(4,025,000)	—	—	(4,025,000)
Re-classification	—	—	—	—	3,133,083	(3,133,083)	—	—
Re-measurement for common stock to redemption amount	—	—	—	—	—	(1,326,997)	—	(1,326,997)
Net loss	—	—	—	—	—	826,045	—	826,045
Balances –November 30, 2022	532,500	53	2,875,000	288	—	(3,638,896)	—	(3,638,555)
Re-measurement for common stock to redemption amount	—	—	—	—	—	(2,024,071)	—	(2,024,071)
Conversion of Class B ordinary shares into Class A ordinary shares	2,875,000	288	(2,875,000)	(288)	—	—	—	—
Additional amount deposited into trust	—	—	—	—	—	(1,654,471)	—	(1,654,471)
Net income	—	—	—	—	—	179,619	—	179,619
Balances –November 30, 2023	3,407,500	$341	—	$—	$—	$(7,137,819)	$—	$(7,137,478)

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30,
	2023	2022
Cash flows from operating activities:
Net income	$179,619	$826,045
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,024,071)	(1,326,997)
Changes in operating assets and liabilities:
Prepaid expenses	(5,995)	—
Accounts payable	1,069,071	99,987
Net cash used in operating activities	(781,376)	(400,965)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,654,471)	(116,725,000)
Cash withdrawn from trust in connection to redemption	87,980,622	—
Net cash provided by (used in) investing activities	86,326,151	(116,725,000)

Cash flows from financing activities:
Proceeds from extension loan	1,654,471	—
Redemption of common stock	(87,980,622)	—
Proceeds from working capital loan	300,000	—
Collection of subscription receivable	—	25,000
Proceeds from sale of Units, net of IPO costs	—	112,445,134
Proceeds from sale of private placement units	—	5,325,000
Repayment of promissory note – related party	—	(177,876)
Net cash (used in) provided by financing activities	(86,026,151)	117,617,258

Net change in cash	(481,376)	491,293
Cash at the beginning of the period	491,293	—
Cash at the end of the period	$9,917	$491,293

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$4,025,000
Initial Classification of Class A ordinary shares subject to redemption	$—	$116,725,000
Deferred offering costs paid for by Promissory note – related party	$—	$71,881
Extension funds attributable to common stock subject to redemption	$1,654,471	$—
Accretion of common stock subject to redemption	$2,024,071	$1,326,997
Conversion of Class B ordinary shares into Class A ordinary shares	$288	$—

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

As of November 30, 2023, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through November 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

On February 21, 2023, the Sponsor promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor promised to loan an amount of up to $864,000 to the Company and $864,000 has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $133,997 has been borrowed. As of November 30, 2023, the available balance between the three loans is $2,020,474 and the Sponsor had paid an aggregate of $1,654,471 towards these loans.

Subsequent to the approval by the shareholders of the Company of the Amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on January 20, 2023, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. In connection with the Charter Amendment, the Company’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to six (6) times for an additional one (1) month each time from January 20, 2023 to July 20, 2023 by depositing into its trust account, for each one-month extension, the lesser of (a) $262,500 and (b) $0.0525 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association.

Subsequent to the approval by the shareholders of the Company of the Amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on July 18, 2023, Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. In connection with the Charter Amendment, the Company’s shareholders elected to redeem an aggregate of 149,359 ordinary shares. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to twelve (12) times for an additional one (1) month each time from July 20, 2023 to July 20, 2024 by depositing into its trust account, for each one-month extension, the lesser of (a) $144,000 and (b) $0.045 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association.

Liquidity and Capital Resources

As of November 30, 2023, the Company had approximately $9,917 of cash in its operating account and working capital deficit of $3,112,478.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $9,917 in cash and no cash equivalents as of November 30, 2023 and $491,293 in cash and no cash equivalents as of November 30, 2022.

Marketable Securities Held in Trust Account

At November 30, 2023 and 2022, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $33,749,917 and $118,051,997, respectively.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

As of November 30, 2023, 2,976,709 Class A Ordinary Shares outstanding are subject to possible redemption.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On November 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class A and Class B ordinary shares is calculated by dividing net income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Year Ended November 30,
	2023	2022
Class A ordinary shares
Numerator: net income (loss) allocable to redeemable Class A ordinary shares	$179,619	$646,487
Denominator: weighted average number of Class A ordinary shares	5,482,286	10,351,247
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.03	$0.06

Class B ordinary shares
Numerator: net income (loss) allocable to Class B ordinary shares	$25,003	$179,558
Denominator: weighted average number of Class B ordinary shares	2,166,096	2,875,000
Basic and diluted net income (loss) per Class B ordinary share	$0.01	$0.06

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.”

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On August 10, 2023, the Sponsor has promised to loan an amount of up to $500,000 to the Company. As of November 30, 2023 and 2022, there were $300,000 and nil outstanding under any Working Capital Loans and extensions, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of November 30, 2023 and 2022, $220,000 and $100,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement respectively.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company  and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and $864,000 has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $133,997 has been borrowed. As of November 30, 2023, the available balance between the three loans is $2,020,474 and the Sponsor had paid an aggregate of $1,654,471 towards these loans.

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

Contingent legal Fees

For the year ended November 30, 2023 the company has incurred approximately $864,000 in contingent legal fees. As of November 30, 2023 there was approximately $864,000 included in accounts payable in the accompanying condensed balance sheet. The contingent fee will be forfeited by the attorneys in the event that the Company fails to complete a Business Combination.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

Note 7 – Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of November 30, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On January 18, 2023, TETE’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, TETE’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. As of November 30, 2023 and 2022, there were 3,407,500 and 532,500 Class A ordinary shares issued and outstanding, respectively, excluding 2,976,709 shares and 11,500,000 shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of November 30, 2023 and 2022, there were -0- and 2,875,000 Class B ordinary shares issued and outstanding, respectively, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. As of November 30, 2023, the Company has converted 2,875,000 Class B ordinary  shares to Class A ordinary shares for a par value of $288.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

Subsequent to the approval by the shareholders of the Company of the Amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on January 20, 2023, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. In connection with the Charter Amendment, the Company’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to six (6) times for an additional one (1) month each time from January 20, 2023 to July 20, 2023 by depositing into its trust account, for each one-month extension, the lesser of (a) $262,500 and (b) $0.0525 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association.

Subsequent to the approval by the shareholders of the Company of the Amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), on July 18, 2023, the Company filed the Charter Amendment with the Registrar of Companies in the Cayman Islands. In connection with the Charter Amendment, the Company’s shareholders elected to redeem an aggregate of 149,359 ordinary shares. Pursuant to the Charter Amendment, the Company has the right to extend the period which it has to complete a business combination by up to twelve (12) times for an additional one (1) month each time from July 20, 2023 to July 20, 2024 by depositing into its trust account, for each one-month extension, the lesser of (a) $144,000 and (b) $0.045 for each Class A ordinary share outstanding after giving effect to the redemption of public shares in connection with the Charter Amendment in accordance with the terms of the Company’s amended and restated memorandum and articles of association..

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 14, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).
2.1	Agreement and Plan of Merger, dated as of October 19, 2022, by and among Technology & Telecommunication Acquisition Corporation, TETE Technologies Sdn Bhd, Super Apps Holdings Sdn Bhd, Technology & Telecommunication LLC and Loo See Yuen (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.4	Warrant Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K for the year ended November 30, 2022 filed by the Registrant on March 1, 2023)
10.1	Investment Management Trust Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.2	Registration Rights Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.3	Private Placement Unit Purchase Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.4	Letter Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.5	Administrative Services Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.6	Indemnification Agreement, dated as January 14, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.7	Form of Company Shareholder Support Agreement by and among Technology & Telecommunication Acquisition Corporation, certain shareholders of Super Apps Holdings Sdn Bhd and Super Apps Holdings Sdn Bhd (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.8	Form of Parent Shareholder Support Agreement by and between Super Apps Holdings Sdn Bhd, certain shareholders of Technology & Telecommunication Acquisition Corporation and Technology & Telecommunication Acquisition Corporation (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.11	Form of Employment Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 19, 2022).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Technology & Telecommunication Acquisition Corporation Clawback Policy
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION
Dated: March 4, 2024
	By:	/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tek Che Ng	Chief Executive Officer and Chairman	March 4, 2024
Tek Che Ng	(Principal Executive Officer)

/s/ Chow Wing Loke	Chief Financial Officer and Director	March 4, 2024
Chow Wing Loke	(Principal Accounting and Financial Officer)

/s/ Raghuvir Ramanadhan	Director	March 4, 2024
Raghuvir Ramanadhan

/s/ Kiat Wai Du	Director	March 4, 2024
Kiat Wai Du

/s/ Virginia Chan	Director	March 4, 2024
Virginia Chan

25