Form 10-Q
period 2024-02-29
Technology & Telecommunication Acquisition Corp
filed 2024-04-15
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

As of April 15, 2024, there were 6,384,209 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29, 2024	November 30, 2023

ASSETS
Current Assets
Cash	$1,125	$9,917
Prepaid expenses	4,497	5,995
Total Current Assets	5,622	15,912

Cash and Marketable Securities held in trust account	34,592,182	33,749,917

Total Assets	$34,597,804	$33,765,829

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,203,819	$1,173,919
Extension loan	2,056,327	1,654,471
Working capital loan	480,000	300,000
Total Current Liabilities	3,740,146	3,128,390

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	7,765,146	7,153,390

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 2,976,709 shares (at $11.62 and $11.34 per share) as of February 29, 2024 and November 30, 2023, respectively	34,592,182	33,749,917

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of February 29, 2024 and November 30, 2023	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,407,500 shares issued and outstanding (excluding 2,976,709 shares subject to possible redemption) as of February 29, 2024 and November 30, 2023	341	341
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding as of February 29, 2024 and November 30, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,759,865)	(7,137,819)
Total Shareholders’ Deficit	(7,759,524)	(7,137,478)
Total Liabilities and Shareholders’ Deficit	$34,597,804	$33,765,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

COANSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023
Formation and operating costs	$(220,190)	$(301,530)
Loss from Operations	(220,190)	(301,530)

Other Income
Interest earned on marketable securities held in trust account	440,409	784,758
Net income	$220,219	$483,228

Weighted average number of Class A ordinary shares outstanding	6,384,209	8,217,709
Basic and diluted net income per ordinary share	$0.03	$0.04
Weighted average number of Class B ordinary shares outstanding	—	2,875,000
Basic and diluted net income per ordinary share	$—	$0.04

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances –November 30, 2023	3,407,500	$341	—	$—	$—	$(7,137,819)	$(7,137,478)
Re-measurement for common stock subject to redemption	—	—	—	—	—	(440,409)	(440,409)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	—	—	—	—	—	(401,856)	(401,856)
Net income	—	—	—	—	—	220,219	220,219
Balance – February 29, 2024	3,407,500	$341	—	$—	$—	$(7,759,865)	$(7,759,524)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2022	532,500	$53	2,875,000	$288	$—	$(3,638,896)	$(3,638,555)
Re-measurement for common stock subject to redemption	—	—	—	—	—	(784,758)	(784,758)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	—	—	—	—	—	(328,237)	(328,237)
Net income	—	—	—	—	—	483,228	483,228
Balance – February 28, 2023	532,500	$53	2,875,000	$288	$—	$(4,268,663)	$(4,268,322)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023
Cash flows from operating activities:
Net income	$220,219	$483,228
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(440,409)	(784,758)
Changes in operating assets and liabilities:
Prepaid expenses	1,498	(12,000)
Accounts payable	29,900	30,000
Net cash used in operating activities	(188,792)	(283,530)

Cash flows from investing activities:
Investment of cash in Trust Account	(401,856)	(328,237)
Cash withdrawn from trust in connection to redemption	—	86,353,885
Net cash provided by investing activities	(401,856)	86,025,648

Cash flows from financing activities:
Proceeds from extension loan	401,856	328,237
Redemption of common stock	—	(86,353,885)
Proceeds from working capital loan	180,000	—
Net cash used in financing activities	581,856	(86,025,648)

Net change in cash	(8,792)	(283,530)
Cash at the beginning of the period	9,917	491,293
Cash at the end of the period	$1,125	$207,763

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$401,856	$328,237
Accretion of common stock subject to redemption	$440,409	$784,758

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

As of February 29, 2024, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through February 29, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

Note 1 — Description of Organization and Business Operations (Continued)

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

On February 21, 2023, the Sponsor promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor promised to loan an amount of up to $864,000 to the Company and $864,000 has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed.

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

Liquidity and Capital Resources

As of February 29, 2024, the Company had approximately $1,125 of cash in its operating account and working capital deficit of $3,734,524.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited consolidated financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The unaudited  consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

Note 2 — Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $1,125 in cash and no cash equivalents as of February 29, 2024 and $9,917 in cash and no cash equivalents as of November 30, 2023.

Marketable Securities Held in Trust Account

At February 29, 2024 and November 30, 2023, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $34,592,182 and $33,749,917, respectively.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 29, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

As of February 29, 2024, 2,976,709 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On February 29, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s unaudited consolidated statements of operations include a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income (per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for non-redeemable Class A ordinary shares is calculated by dividing net income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

Note 2 — Summary of Significant Accounting Policies (Continued)

	For the Three Months Ended February 29, 2024	For the Three Months Ended February 28, 2023
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$220,219	$360,052
Denominator: weighted average number of Class A ordinary shares	6,384,209	8,217,709
Basic and diluted net income per redeemable Class A ordinary share	$0.03	$0.04

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$—	$123,176
Denominator: weighted average number of Class B ordinary shares	—	2,875,000
Basic and diluted net income per Class B ordinary share	$—	$0.04

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On August 10, 2023, the Sponsor has promised to loan an amount of up to $500,000 to the Company. As of February 29, 2024 and November 30, 2023, there were $480,000 and $300,000 outstanding under any Working Capital Loans and extensions, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of February 29, 2024 and November 30, 2023, $30,000 and $220,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement respectively.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed. As of February 29, 2024 and November 30, 2023, the balance due is $2,056,327 and $1,654,471, respectively.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

Contingent legal Fees

As of February 29, 2024 there was approximately $864,000 included in accounts payable in the accompanying consolidated balance sheet. The legal fees are contingent on the Company completing a Business Combination.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of February 29, 2024 and November 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On January 18, 2023, TETE’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, TETE’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. As of February 29, 2024 and November 30, 2023, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 2,976,709 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of February 29, 2024 and November 30, 2023, there were -0- and -0- Class B ordinary shares issued and outstanding, respectively, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. As of February 29, 2024, the Company has converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2024

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited  consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the unaudited consolidated balance sheet date up to the date that the unaudited consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited  consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 29, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 29, 2024, we had a net income of $220,219, which consists of interest earned on investments held of $440,409, partially offset by formation and operating costs of $220,190.

For the three months ended February 28, 2023, we had a net income of $483,228, which consists of interest earned on investments held of $784,758, partially offset by formation and operating costs of $301,530.

3

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

For the three months ended February 29, 2024, cash used in operating activities was $188,792.

For the three months ended February 28, 2023, cash used in operating activities was $283,530.

As of February 29, 2024, we had investments of $34,592,182 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 29, 2024, we had cash of $1,125 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10-Q. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended February 29, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended February 29, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, filed with the SEC on March 4, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: April 15, 2024		/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 15, 2024		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

6