Form 10-Q
period 2024-08-31
Technology & Telecommunication Acquisition Corp
filed 2024-10-09
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

As of October 7, 2024, there were 5,975,740 Class A ordinary shares, par value $0.0001.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2024	November 30, 2023

ASSETS
Current Assets
Cash	$40,533	$9,917
Prepaid expenses	61,173	5,995
Total Current Assets	101,706	15,912

Cash and Marketable Securities held in trust account	31,138,174	33,749,917

Total Assets	$31,239,880	$33,765,829

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,287,561	$1,173,919
Extension loan	2,612,277	1,654,471
Working capital loan	851,000	300,000
Total Current Liabilities	4,750,838	3,128,390

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	8,775,838	7,153,390

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 2,568,240 and 2,976,709 shares (at $12.12 and $11.34 per share) as of August 31, 2024 and November 30, 2023, respectively	31,138,174	33,749,917

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of August 31, 2024 and November 30, 2023	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,407,500 shares issued and outstanding (excluding 2,568,240 and 2,976,709 shares subject to possible redemption) as of August 31, 2024 and November 30, 2023	341	341
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding as of August 31, 2024 and November 30, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(8,674,473)	(7,137,819)
Total Shareholders’ Deficit	(8,674,132)	(7,137,478)
Total Liabilities and Shareholders’ Deficit	$31,239,880	$33,765,829

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2024	2023	2024	2023
Formation and operating costs	$(207,983)	$(307,548)	$(578,848)	$(791,818)
Loss from Operations	(207,983)	(307,548)	(578,848)	(791,818)

Other Income
Interest earned on marketable securities held in trust account	408,457	423,773	1,302,964	1,590,292
Net Income	$200,474	$116,225	$724,116	$798,474

Weighted average number of Class A ordinary shares outstanding	5,975,740	3,622,852	5,975,740	5,217,220
Basic and diluted net income per ordinary share	$0.03	$0.02	$0.12	$0.10
Weighted average number of Class B ordinary shares outstanding	-	2,875,000	-	2,875,000
Basic and diluted net income per ordinary share	$-	$0.02	$-	$0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances –November 30, 2023	3,407,500	$341	-	$-	$-	$(7,137,819)	$(7,137,478)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(440,409)	(440,409)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(401,856)	(401,856)
Net income	-	-	-	-	-	220,219	220,219
Balance – February 29, 2024	3,407,500	$341	-	$-	$-	$(7,759,865)	(7,759,524)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(454,098)	(454,098)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(401,856)	(401,856)
Net Income	-	-	-	-	-	303,423	303,423
Balance – May 31, 2024	3,407,500	$341	-	$-	$-	$(8,312,396)	(8,312,055)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(408,457)	(408,457)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(154,094)	(154,094)
Net Income	-	-	-	-	-	200,474	200,474
Balance – August 31, 2024	3,407,500	$341	-	$-	$-	$(8,674,473)	(8,674,132)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2022	532,500	$53	2,875,000	$288	$-	$(3,638,896)	$(3,638,555)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(784,758)	(784,758)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(328,237)	(328,237)
Net Income	-	-	-	-	-	483,228	483,228
Balance – February 28, 2023	532,500	$53	2,875,000	$288	-	(4,268,663)	(4,268,322)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(381,761)	(381,761)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(492,356)	(492,356)
Net Income	-	-	-	-	-	199,021	199,021
Balance – May 31, 2023	532,500	53	2,875,000	288	-	(4,943,759)	(4,943,418)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(423,773)	(423,773)
Additional amount deposited into trust ($0.045 per common stock subject to possible redemption)	-	-	-	-	-	(432,022)	(432,022)
Net Income	-	-	-	-	-	116,225	116,225
Balance – August 31, 2023	532,500	$53	2,875,000	$288	$-	$(5,683,329)	$(5,682,988)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended August 31, 2024	For the Nine Months Ended August 31, 2023
Cash flows from operating activities:
Net income	$724,116	$798,474
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,302,964)	(1,590,292)
Changes in operating assets and liabilities:
Prepaid expenses	(55,178)	—
Accounts payable	113,642	90,000
Net cash used in operating activities	(520,384)	(701,818)

Cash flows from investing activities:
Investment of cash in Trust Account	(957,806)	(1,252,615)
Cash withdrawn from trust in connection to redemption	4,872,513	87,980,621
Net cash (used in) provided by investing activities	3,914,707	86,728,006

Cash flows from financing activities:
Proceeds from extension loan	957,806	1,252,615
Redemption of common stock	(4,872,513)	(87,980,621)
Collection of subscription receivable	—	250,000
Proceeds from working capital loan	551,000	—
Net cash provided by (used in) financing activities	(3,363,707)	(86,478,006)

Net change in cash	30,616	(451,818)
Cash at the beginning of the period	9,917	491,293
Cash at the end of the period	$40,533	$39,475

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$957,806	$1,252,615
Accretion of common stock subject to redemption	$1,302,964	$1,590,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

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

As of August 31, 2024, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through August 31, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

August 31, 2024

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

August 31, 2024

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

On February 21, 2023, the Sponsor promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor promised to loan an amount of up to $864,000 to the Company and $864,000 has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed. On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company (the “Second Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000. The Second Promissory Note is non-interest bearing and payable after the date of the consummation of the Business Combination (See Note  5).

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

Liquidity and Capital Resources

As of August 31, 2024, the Company had approximately $41,000 of cash in its operating account and working capital deficit of $4,649,132.

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

August 31, 2024

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

In addition, on June 7, 2024, TETE amended its amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period up to seven (7) times for an additional one (1) month each time from June 20, 2024 to January 20, 2025 by depositing into its trust account, for each one-month extension, the lesser of (a) $60,000 and (b) $0.02 for each ordinary share outstanding. The Company subsequently deposited $51,365 per month into the trust account to extend the Combination Period from June 20, 2024 to October 20, 2024. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of the completion of an initial business combination within the required time period or our entry into liquidation if TETE has not consummated a business combination by October 20, 2024 (unless otherwise extended).

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2023, as filed with the SEC on March 4, 2024. The interim results for the nine months ended August 31, 2024 are not necessarily indicative of the results to be expected for the year ending November 30, 2024 or for any future periods.

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

August 31, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had$40,533  in cash and no cash equivalents as of August 31, 2024 and $9,917 in cash and no cash equivalents as of November 30, 2023.

Marketable Securities Held in Trust Account

As of August 31, 2024 and November 30, 2023, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $31,138,174 and $33,749,917, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of August 31, 2024 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

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

As of August 31, 2024, 2,568,240 Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On August 31, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

Note 2 — Summary of Significant Accounting Policies (Continued)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2024	2023	2024	2023
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$200,474	$64,801	$724,116	$514,793
Denominator: weighted average number of Class A ordinary shares	5,975,740	3,622,852	5,975,740	5,217,220
Basic and diluted net income per redeemable Class A ordinary share	$0.03	$0.02	$0.12	$0.10

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$-	$51,424	$-	$283,681
Denominator: weighted average number of Class B ordinary shares	-	2,875,000	-	2,875,000
Basic and diluted net income per Class B ordinary share	$-	$0.02	$-	$0.10

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

August 31, 2024

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

August 31, 2024

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On August 10, 2023, the Sponsor has promised to loan an amount of up to $500,000 to the Company.  As of August 31, 2024 and November 30, 2023, there were $851,000 and $300,000 outstanding under any Working Capital Loans and extensions, respectively. On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000. The Second Promissory Note is non-interest bearing and payable after the date of the consummation of the Business Combination.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of August 31, 2024 and November 30, 2023, $90,000 and $220,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement respectively.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed. . As of August 31, 2024, the available balance between the three loans is $2,020,474  and the Sponsor had paid an aggregate of $2,612,277 towards these loans.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

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

Contingent legal Fees

As of August 31, 2024 and November 30, 2023 there was approximately $966,000 included in accounts payable in the accompanying consolidated balance sheet. The legal fees are contingent on the Company completing a Business Combination.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of August 31, 2024 and November 30, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On January 18, 2023, TETE’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, TETE’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. June 13, 2024, TETE’s shareholders elected to redeem an aggregate of 408,469 ordinary shares, which is $4,872,513, in connection with the General Meeting. As of August 31, 2024 and November 30, 2023, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 2,568,240 and 2,976,709 shares subject to possible redemption as of August 31, 2024 and November 30, 2023, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of August 31, 2024 and November 30, 2023, there were -0- and -0- Class B ordinary shares issued and outstanding, respectively, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. As of August 31, 2024, the Company has converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288.

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

August 31, 2024

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through August 31, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2024, we had a net income of $200,474, which consists of interest earned on investments held of $408,457, partially offset by formation and operating costs of $207,983.

For the three months ended August 31, 2023, we had a net income of $116,225, which consists of formation and operating costs of $307,548, and interest earned on investments held of $423,773.

For the nine months ended August 31, 2024, we had a net income of $724,116, which consists of interest earned on investments held of $1,302,964, partially offset by formation and operating costs of $578,848.

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

For the nine months ended August 31, 2024, cash used in operating activities was $520,384.

For the nine months ended August 31, 2023, cash used in operating activities was $701,818.

As of August 31, 2024, we had investments of $31,138,174 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of August 31, 2024, we had cash of $40,533 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended August 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended August 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: October 8, 2024		/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: October 8, 2024		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

6