Form 10-K
period 2024-11-30
Technology & Telecommunication Acquisition Corp
filed 2025-03-17
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +60 1 2334 8193

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one ordinary share and one redeemable warrant	TETEF	OTC Pink
Ordinary shares, par value $0.0001 per share	TETWF	OTC Pink
Warrants, each exercisable for one ordinary share	TETUF	OTC Pink

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

As of May 31, 2024, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $35,452,604.19.

As of March 13, 2025, there were 3,982,043 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended November 30, 2024

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

TETE’s amended and restated memorandum and articles of association provides that its corporate existence will cease and it will liquidate the trust account (described herein) and distribute the funds included therein to the holders of ordinary shares sold in its IPO if it does not consummate a business combination by April 20, 2025.

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

On July 18, 2023, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period up to twelve (12) times for an additional one (1) month each time, from July 20, 2023 to July 20, 2024; (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period up to twelve (12) times for an additional one (1) month each time from July 20, 2023 to July 20, 2024, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $144,000 and (b) $0.045 for each Class A ordinary share outstanding, and (iii) amend the amended and restated articles of association to provide for the right of a holder of TETE Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, of the Company on a one-for-one basis at any time and from time to time prior to the closing of a business combination at the election of the holder. On July 18, 2023, 149,359 Public Shares were redeemed by a number of shareholders at a price of approximately $10.89 per share, in an aggregate principal amount of $1,626,736.79. Following the redemptions, there were 2,976,709 Public Shares outstanding. The Company deposited $133,951.91 into the trust account on a monthly basis to extend the Combination Period from July 20, 2023 to June 20, 2024.

On June 7, 2024, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period up to seven (7) times for an additional one (1) month each time, from June 20, 2024 to January 20, 2025; (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period up to seven (7) times for an additional one (1) month each time from June 20, 2024 to January 20, 2025, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $60,000 and (b) $0.02 for each ordinary share outstanding. On June 7, 2024, 408,469 Public Shares were redeemed by a number of shareholders at a price of approximately $11.93 per share, in an aggregate principal amount of $4,872,513.12. Following the redemptions, there were 2,568,240 Public Shares outstanding. The Company subsequently deposited $51,364.80 per month into the trust account to extend the Combination Period from June 20, 2024 to January 20, 2025.

Each extension payment is loaned to the Company by the Sponsor pursuant to a promissory note and the Company will repay the aggregate amount contributed by the Sponsor for the extensions at Closing. The loans are not interest-bearing and may be converted into Class A ordinary shares at Closing at the option of the Sponsor.

On January 20, 2025, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025; and (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow TETE to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025. On January 20, 2025, 1,993,697 Public Shares were redeemed by a number of shareholders at a price of approximately $12.41 per share, in an aggregate principal amount of $24,739,495.83. Following the redemptions, there were 574,543 Public Shares outstanding. In connection with the extraordinary meeting of shareholders, on January 20, 2025, TETE entered into a non-redemption agreement (the “Non-Redemption Agreement”) with the Sponsor and certain institutional investors named therein (the “Investors”). Pursuant to the Non-Redemption Agreement, the Investors agreed that, in connection with the extraordinary meeting of shareholders, the Investors would not exercise their Redemption Rights, or they would rescind or reverse previously submitted redemption requests prior to the meeting. Under the terms of the Non-Redemption Agreement, provided the proposals were approved by the shareholders, TETE and the Sponsor agreed that, promptly following the consummation of the proposed business combination, the Sponsor shall forfeit 150,000 shares of Company common stock (the “Forfeited Shares”) and TETE shall issue 150,000 PubCo Ordinary Shares, in the aggregate, to the Investors (the “New Shares”), for no additional consideration. The New Shares shall be issued free and clear of any liens or other encumbrances, other than (x) pursuant to the provisions of the letter agreement, dated January 14, 2022, by and between TETE and the Sponsor, (y) restrictions on transfer imposed by the securities laws, and (z) any other agreement relating to the shares held by the Sponsor entered into in connection with the proposed business combination (which shall be no less favorable or more restrictive than what is agreed to by the Sponsor). At the Investors’ election, in lieu of receiving the New Shares, following the satisfaction of Redemption Rights in connection with the consummation of the proposed business combination, TETE shall cause its transfer agent to pay to the Investors directly from TETE’s trust account an amount in cash equal to the product of (i) 150,000, (ii) thirty-percent, and (iii) the final per-share redemption price then available to Company stockholder (the “Share Consideration Payment”). In order to receive the Share Consideration Payment, the Investors shall not redeem thirty percent of the TETE publicly traded Class A shares held by the Investor at the time of the business combination redemption deadline.

TETE Public Shares, TETE Warrants and TETE Units are each quoted on Nasdaq, under the symbols “TETEF”, “TETWF”, and “TETUF,” respectively. Each TETE Unit consists of one ordinary share and one redeemable warrant.

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

The Business Combination has been approved by the boards of directors of each of TETE and Super Apps. The Business Combination will require the approval of the shareholders of TETE and Super Apps and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2025.

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

Automatic Dissolution and Subsequent Liquidation of trust account if No Business Combination

If we do not consummate an initial business combination by April 20, 2025, (unless further extended), it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of TETE’s amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Cayman Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

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

If we are unable to consummate a business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share distribution from the trust account would be approximately $12.54.

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

TETE’s securities have been delisted by Nasdaq and are no longer listed on a national securities exchange, which could make it more difficult to consummate the Business Combination.

TETE’s securities were previously listed on Nasdaq. On January 23, 2025, TETE’s securities were suspended on Nasdaq with immediate effect after TETE gave notice that it would be unable to regain compliance with Nasdaq’s continued listing requirements. On January 23, 2025, TETE Class A ordinary shares, warrants and units were listed and began trading on the Pink Current tier of the OTC Markets. TETE’s Class A ordinary shares, warrants and units are listed under the symbols “TETEF”, “TETWF”, and “TETUF”.

As a result of being traded on the over-the-counter market, TETE could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;
●	reduced liquidity for its securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which TETE offers its securities.

Additionally, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because TETE’s securities are no longer listed on a national securities exchange, they would not be considered covered securities. As a result, TETE’s securities would be subject to regulation in each state in which it offers its securities. However, since the Business Combination is structured such that Pubco is issuing its securities, rather than TETE, and Pubco’s securities are expected to be listed on Nasdaq upon the closing of the Business Combination, it is not expected that such designation will have a negative impact on the parties’ ability to consummate the Business Combination. Nevertheless, there is no assurance that a state could not seek to hinder or delay the Business Combination, which could possibly lead to TETE being forced to dissolve and liquidate. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if TETE’s securities no longer not qualify as covered securities under such statute and TETE may be subject to regulation in each state in which it offers its securities.

If TETE fails to meet criteria set forth in Rule 15c2-11 (the “Rule”) under the Exchange Act (for example, by failing to file periodic reports as required by the Exchange Act), various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell TETE securities, which may materially affect the ability of investors to sell the securities in the secondary market. Not being listed on a national securities exchange may make trading TETE securities difficult for investors, potentially leading to declines in the share price. It may also make it more difficult for TETE to raise additional capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since January 23, 2025, TETE Public Shares, TETE Warrants and TETE Units are each quoted on the OTC Bulletin Board, under the symbols “TETEF”, “TETWF”, and “TETUF,” respectively. Each TETE Unit consists of one ordinary share and one redeemable warrant. The over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

Holders of Record

As of March 13, 2025, there were 3,982,043 Class A ordinary shares issued and outstanding held by approximately 2 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

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

Proposed Business Combination

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

The Business Combination has been approved by the boards of directors of each of TETE and Super Apps. The Business Combination will require the approval of the shareholders of TETE and Super Apps and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2025.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and investments  held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2024, we had a net income of $617,298, which consists of interest earned on cash and investments held of $1,675,709, partially offset by formation and operating costs of $1,058,411.

For the year ended November 30, 2023, we had a net income of $179,619, which consists of interest earned on cash and investments  held of $2,024,071, partially offset by formation and operating costs of $1,844,452.

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

For the year ended November 30, 2024, cash used in operating activities was $731,569.

For the year ended November 30, 2023, cash used in operating activities was $781,376.

As of November 30 , 2024, we had cash and investments  of $31,665,013 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30 , 2024, we had cash of $25,348 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management team carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on this evaluation, our management team have concluded that as of November 30, 2024, our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for account, IT and financial reporting and record keeping. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at November 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. We expect that such a policy will be adopted by the post-business combination company in connection with a business combination transaction.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 13, 2025 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 13, 2025, we had 3,982,043 publicly-held Class A ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 13, 2025.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Technology & Telecommunication LLC (Our Sponsor)	3,407,500	(2)	85.57%
Tek Che Ng (1)(2)	3,407,500	(3)	85.57%
Chow Wing Loke	-		-
Raghuvir Ramanadhan	-		-
Kiat Wai Du	-		-
Virginia Chan	-		-
All officers and directors as a group
(5 individuals)	3,407,500		85.57%
Meteora Capital, LLC(3)	525,704		8.80%

*	Less than one percent.

(1)	Technology & Telecommunication LLC, our sponsor, is the record holder of the securities reported herein. Mr. Ng, or Chief Executive Officer of the company, is the manager of the sponsor and may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ng disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of our sponsor and the individuals listed herein is executive offices are located at C3-2-23A, Jalan 1/152, Taman OUG Parklane, Off Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares, as well as placement shares after this offering. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Based on the Schedule 13G/A filed on February 14, 2025 by Meteora Capital, LLC. The business address of Meteora Capital, LLC is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

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

Related Party Extensions Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed . On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of November 30, 2024, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $2,766,371 towards these loans, noting an amount of $245,897 has been over funded to cover extension fees and will be payable after the date of the consummation of the Business Combination. As of November 30, 2024 and 2023, there were $2,766,371 and $1,654,471 outstanding extensions loans, respectively.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of TETE, then such payments would be accounted for as loan to our Company by the Sponsor. As of November 30, 2024 and 2023, there were $1,047,000 and $300,000 outstanding under any Working Capital Loans, respectively.

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

Audit Fees. For the year ended November 30, 2024 and 2023, fees for our independent registered public accounting firm were approximately $55,000 and $47,500, respectively, for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our November 30, 2023 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended November 30, 2024 and 2023, our independent registered public accounting firm incurred expenses of $70,000 and $50,000, respectively, assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended November 30, 2024 and 2023, fees for our independent registered public accounting firm were approximately $0, for the services MaloneBailey performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended November 30, 2024 and 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Technology & Telecommunication Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Technology & Telecommunication Acquisition Corporation and its subsidiary (collectively, the “Company”) as of November 30, 2024 and 2023, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company expects to incur significant cost in its pursuit to complete the business combination and the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021

Houston, Texas

March 17, 2025

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30,
	2024	2023

ASSETS
Current Assets
Cash	$25,348	$9,917
Prepaid expenses	56,786	5,995
Total Current Assets	82,134	15,912

Cash and investments held in trust account	31,665,013	33,749,917

Total Assets	$31,747,147	$33,765,829

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,551,553	$1,173,919
Extension loan	2,766,371	1,654,471
Working capital loan	1,047,000	300,000
Total Current Liabilities	5,364,924	3,128,390

Deferred underwriter commission	4,025,000	4,025,000

Total Liabilities	9,389,924	7,153,390

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 2,568,240 and 2,976,709 shares (at $12.33 and $11.34 per share) as of November 30, 2024 and 2023, respectively	31,665,013	33,749,917

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of November 30, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,407,500 shares issued and outstanding (excluding 2,568,240 and 2,976,709 shares subject to possible redemption) as of November 30, 2024 and 2023	341	341
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding as of November 30, 2024 and 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(9,308,131)	(7,137,819)
Total Shareholders’ Deficit	(9,307,790)	(7,137,478)
Total Liabilities and Shareholders’ Deficit	$31,747,147	$33,765,829

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2024	2023
Formation and operating costs	$(1,058,411)	$(1,844,452)
Loss from Operations	(1,058,411)	(1,844,452)

Other Income
Interest earned on cash and investments held in trust account	1,675,709	2,024,071
Net Income	$617,298	$179,619

Weighted average number of Class A ordinary shares outstanding	6,194,483	5,482,286
Basic and diluted net income per ordinary share	$0.10	$0.03
Weighted average number of Class B ordinary shares outstanding	-	2,166,096
Basic and diluted net income per ordinary share	$-	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2024 AND 2023

	Class A		Class B		Additional			Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balances –November 30, 2022	532,500	$53	2,875,000	$288	—	$(3,638,896)	$—	$(3,638,555)
Re-measurement for common stock to redemption amount	—	—	—	—	—	(2,024,071)	—	(2,024,071)
Conversion of Class B ordinary shares into Class A ordinary shares	2,875,000	288	(2,875,000)	(288)	—	—	—	—
Additional amount deposited into trust	—	—	—	—	—	(1,654,471)	—	(1,654,471)
Net income	—	—	—	—	—	179,619	—	179,619
Balances –November 30, 2023	3,407,500	$341	—	$—	$—	$(7,137,819)	$—	$(7,137,478)
Re-measurement for common stock to redemption amount	—	—	—	—	—	(1,675,709)	—	(1,675,709)
Additional amount deposited into trust	—	—	—	—	—	(1,111,901)	—	(1,111,901)
Net income	—	—	—	—	—	617,298	—	617,298
Balances –November 30, 2024	3,407,500	$341	—	$—	$—	$(9,308,131)	$—	$(9,307,790)

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2024	2023
Cash flows from operating activities:
Net income	$617,298	$179,619
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,675,709)	(2,024,071)
Changes in operating assets and liabilities:
Prepaid expenses	(50,791)	(5,995)
Accounts payable and accrued expenses	377,633	1,069,071
Net cash used in operating activities	(731,569)	(781,376)

Cash flows from investing activities:
Investment of cash in Trust Account	(1,111,901)	(1,654,471)
Cash withdrawn from trust in connection to redemption	4,872,514	87,980,622
Net cash (used in) provided by investing activities	3,760,613	86,326,151

Cash flows from financing activities:
Proceeds from extension loan	1,111,901	1,654,471
Redemption of common stock	(4,872,514)	(87,980,622)
Proceeds from working capital loan	747,000	—
Net cash provided by (used in) financing activities	(3,013,613)	(86,026,151)

Net change in cash	15,431	(481,376)
Cash at the beginning of the period	9,917	491,293
Cash at the end of the period	$25,348	$9,917

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$1,111,901	$1,654,471
Remeasurement of Class A shares subject to redemption	$1,675,709	$2,024,071

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 1 — Description of Organization and Business Operations

Technology & Telecommunication Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on November 8, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. TETE Technologies Inc. is a Cayman Island exempted company formed on June 16, 2023. It was formed to be the surviving company in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

The Company has entered into plan of merger, dated as of August 2, 2023 (as it may be amended from time to time, the “Merger Agreement” or “Business Combination Agreement”), which provides for a Business Combination between the Company and Bradbury Capital Holdings Inc., a Cayman Islands exempted company (“Holdings”).

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

Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) TETE will reincorporate in the Cayman Islands by merging with and into TETE TECHNOLOGIES INC, a Cayman Islands exempted company and wholly owned subsidiary of TETE, with the Company remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) after the Reincorporation Merger, TETE INTERNATIONAL INC (“Merger Sub”), a Cayman Islands exempted company and wholly owned subsidiary of the Company, will be merged with and into Holdings, resulting in Holdings being a wholly owned subsidiary of the Company (the “Acquisition Merger”).

As of November 30, 2024, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through November 30, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

NOVEMBER 30, 2024

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

Liquidity and Capital Resources

As of November 30, 2024, the Company had approximately $25,000 of cash in its operating account and working capital deficit of $5,282,790.

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

Going Concern and Management’s Plan

The significant cost in pursuit of the Company’s acquisition plans and upcoming mandatory liquidation date bring if do not complete the Business Combination within the applicable time frame noted below raises substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. Management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 7, 2024, TETE amended its (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period up to seven (7) times for an additional one (1) month each time, from June 20, 2024 to January 20, 2025; (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between the Company and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period up to seven (7) times for an additional one (1) month each time from June 20, 2024 to January 20, 2025, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $60,000 and (b) $0.02 for each ordinary share outstanding. On June 7, 2024, 408,469 Public Shares were redeemed by a number of shareholders at a price of approximately $11.93 per share, in an aggregate principal amount of $4,872,513.12. Following the redemptions, there were 2,568,240 Public Shares outstanding. The Company subsequently deposited $51,364.80 per month into the trust account to extend the Combination Period from June 20, 2024 to January 20, 2025.

On January 20, 2025, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025; and (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow TETE to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statement includes the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $25,348 in cash and no cash equivalents as of November 30, 2024 and $9,917 in cash and no cash equivalents as of November 30, 2023.

Cash and investments Held in Trust Account

As of November 30, 2024 and 2023, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $31,665,013 and $33,749,917, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2024 and 2023 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to November 30, 2024.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

As of November 30, 2024  and 2023, 2,568,240  and 2,976,709, respectively of Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On November 30, 2024, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Years Ended November 30,
	2024	2023
Class A ordinary shares
Numerator: net income allocable to redeemable Class A ordinary shares	$617,298	$179,619
Denominator: weighted average number of Class A ordinary shares	6,194,483	5,482,286
Basic and diluted net income per redeemable Class A ordinary share	$0.10	$0.03

Class B ordinary shares
Numerator: net income allocable to Class B ordinary shares	$-	$25,003
Denominator: weighted average number of Class B ordinary shares	-	2,166,096
Basic and diluted net income per Class B ordinary share	$-	$0.01

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

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

The Company’s cash and investments in trust are classified within Level 1 as these securities are traded on an active public market. As of November 30, 2024 and 2023 the Company held approximately $31,665,000 and $33,750,000, respectively, in cash and investments in trust.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted . The Company decided to early adopt and there was not a significant impact as result of the adoption.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement  .

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On August 10, 2023, the Sponsor has promised to loan an amount of up to $500,000 to the Company. As of November 30, 2024 and 2023, there were $1,047,000 and $300,000 outstanding under any Working Capital Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of November 30, 2024 and 2023, $340,000 and $220,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement, respectively. These amounts are included in the accounts payable and accrued liabilities on the Consolidated Balance Sheet.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed . On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of November 30, 2024, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $2,766,371 towards these loans, noting an amount of $245,897 has been over funded to cover extension fees and will be payable after the date of the consummation of the Business Combination. As of November 30, 2024 and 2023, there were $2,766,371 and $1,654,471 outstanding extensions loans, respectively.

Note 6 - Commitments and Contingencies

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

Contingent legal Fees

As of November 30, 2024 and 2023 there was approximately $1,190,000 and $864,000 of contingent legal fees, respectively, included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. The legal fees are payable upon completion of a Business Combination. In the event that the merger does not close, and the Company receives a break-up fee or similar payment, the Company agrees to pay the balance of legal fees up to the amount received from for the break fee. In the event that the merger does not close, the Company is obligated to pay at least $425,000.

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of November 30, 2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On January 18, 2023, TETE’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, TETE’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. June 13, 2024, TETE’s shareholders elected to redeem an aggregate of 408,469 ordinary shares, which is $4,872,514 , in connection with the General Meeting. As of November 30, 2024 and 2023, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 2,568,240 and 2,976,709 shares subject to possible redemption as of November 30, 2024 and 2023, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of November 30, 2024 and 2023, there were -0- and -0- Class B ordinary shares issued and outstanding, respectively, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. In November 2023 the Company converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288 . There are no Class B ordinary shares are outstanding as of November 30, 2024 and 2023.

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

NOVEMBER 30, 2024

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, formation and operational costs and interest earned on cash and investments held in Trust Account which include the accompanying consolidated statements of operations.

The key measures of segment profit or loss reviewed by our CODM are interest earned on cash and investments held in Trust Account and formation and operational costs. The CODM reviews interest earned on cash and investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget

Note 9 — Subsequent Events

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

On January 20, 2025, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025; and (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow TETE to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025. The Company has paid $51,365 in December 2024, and has subsequently amended the agreement to note the Sponsors agreement to forfeit Founder Shares equal to 150,000 Shares (the “Forfeited Shares”) in consideration of the extension to April 20, 2025.

On January 20, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with the Sponsor and certain institutional investors named therein (the “Investors”). The Investors have agreed that they will not exercise their Redemption Rights, or they will rescind or reverse previously submitted redemption requests prior to the Special Meeting. Under the terms of the Non-Redemption Agreement, if the Investors do not exercise their General Meeting, or validly rescind previously submitted redemption requests, and if the Charter Amendment and IMTA Amendment proposals are approved, then promptly following the consummation of the proposed business combination, the Sponsor shall forfeit 150,000 shares of Company common stock (the “Forfeited Shares”) and the Company shall issue 150,000 shares of Company common stock, in the aggregate, to the Investors (the “New Shares”), for no additional consideration. The New Shares shall be issued free and clear of any liens or other encumbrances, other than (x) pursuant to the provisions of the letter agreement, dated January 14, 2022, by and between the Company and the Sponsor, (y) restrictions on transfer imposed by the securities laws, and (z) any other agreement relating to the shares held by the Sponsor entered into in connection with the proposed business combination (which shall be no less favorable or more restrictive than what is agreed to by the Sponsor). At the Investors’ election, in lieu of receiving the New Shares, following the satisfaction of Redemption Rights in connection with the consummation of the proposed business combination, the Company shall cause its transfer agent to pay to the Investors directly from the Company’s trust account an amount in cash equal to the product of (i) 150,000, (ii) thirty-percent, and (iii) the final per-share redemption price then available to Company stockholder (the “Share Consideration Payment”). In order to receive the Share Consideration Payment, the Investors shall not redeem thirty percent of the TETE publicly traded Class A shares held by the Investor at the time of the business combination redemption deadline.

On January 29, 2025 there were 1,993,697 shares of Class A Common Shares that were redeemed for approximately $25,000,000.

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 19, 2022, by and among Technology & Telecommunication Acquisition Corporation, TETE Technologies Sdn Bhd, Super Apps Holdings Sdn Bhd, Technology & Telecommunication LLC and Loo See Yuen (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed with the SEC on January 24, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.4	Warrant Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K for the year ended November 30, 2022 filed by the Registrant on March 1, 2023)
10.1	Investment Management Trust Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.2	Registration Rights Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.3	Private Placement Unit Purchase Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.4	Letter Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.5	Administrative Services Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.6	Indemnification Agreement, dated as January 14, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.7	Form of Company Shareholder Support Agreement by and among Technology & Telecommunication Acquisition Corporation, certain shareholders of Super Apps Holdings Sdn Bhd and Super Apps Holdings Sdn Bhd (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.8	Form of Parent Shareholder Support Agreement by and between Super Apps Holdings Sdn Bhd, certain shareholders of Technology & Telecommunication Acquisition Corporation and Technology & Telecommunication Acquisition Corporation (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.11	Form of Employment Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.13

Amendment to the Investment Management Trust Agreement, dated January 20, 2025, by and between TETE and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2025)

10.14	Non-Redemption Agreement, dated January 20, 2025 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2025)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Technology & Telecommunication Acquisition Corporation Clawback Policy (incorporated by reference to exhibit 97 to the Annual Report on Form 10-K for the period ended November 30, 2023)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION
Dated: March 17, 2025
	By:	/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tek Che Ng	Chief Executive Officer and Chairman	March 17, 2025
Tek Che Ng	(Principal Executive Officer)

/s/ Chow Wing Loke	Chief Financial Officer and Director	March 17, 2025
Chow Wing Loke	(Principal Accounting and Financial Officer)

/s/ Raghuvir Ramanadhan	Director	March 17, 2025
Raghuvir Ramanadhan

/s/ Kiat Wai Du	Director	March 17, 2025
Kiat Wai Du

/s/ Virginia Chan	Director	March 17, 2025
Virginia Chan

27