Form 10-Q
period 2025-05-31
Technology & Telecommunication Acquisition Corp
filed 2025-07-14
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of July 11, 2025, there were 3,978,482 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2025	2024

ASSETS
Current Assets
Cash	$3,227	$25,348
Prepaid expenses	46,231	56,786
Total Current Assets	49,458	82,134

Cash and investments held in trust account	7,258,933	31,665,013
Total Assets	$7,308,391	$31,747,147

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,653,895	$1,551,553
Extension loan	2,817,736	2,766,371
Working capital loan	1,208,975	1,047,000
Total Current Liabilities	5,680,606	5,364,924

Deferred underwriter commission	4,025,000	4,025,000
Total Liabilities	9,705,606	9,389,924

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 570,982 and 2,568,240 shares (at $12.71 and $12.33 per share) as of May 31, 2025 and November 30, 2024, respectively	7,258,933	31,665,013

Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of May 31, 2025 and November 30, 2024	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,407,500 shares issued and outstanding (excluding 570,982 and 2,568,240 shares subject to possible redemption) as of May 31, 2025 and November 30, 2024	341	341
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; -0- shares issued and outstanding as of May 31, 2025 and November 30, 2024	—	—
Additional paid-in capital	—	—
Accumulated deficit	(9,656,489)	(9,308,131)
Total Shareholders’ Deficit	(9,656,148)	(9,307,790)
Total Liabilities and Shareholders’ Deficit	$7,308,391	$31,747,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2025	2024	2025	2024
Formation and operating costs	$(113,900)	$(150,675)	$(296,993)	$(370,865)
Loss from Operations	(113,900)	(150,675)	(296,993)	(370,865)

Other Income
Interest earned on marketable securities held in trust account	76,058	454,098	327,112	894,507
Net (Loss) Income	$(37,842)	$303,423	$30,119	$523,642

Weighted average number of Class A ordinary shares outstanding	3,980,263	6,384,209	4,539,816	6,384,209
Basic and diluted net (loss) income per ordinary share	$ (0.01)	$0.05	$0.01	$0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances –November 30, 2024	3,407,500	$341	—	$—	$—	$(9,308,131)	$(9,307,790)
Additional amount deposited into trust	—	—	—	—	—	(51,365)	(51,365)
Re-measurement for common stock subject to redemption	—	—	—	—	—	(251,054)	(251,054)
Net income	—	—	—	—	—	67,961	67,961
Balances – February 28, 2025	3,407,500	$341	—	$—	$—	$(9,542,589)	$(9,542,248)
Re-measurement for common stock subject to redemption	—	—	—	—	—	(76,058)	(76,058)
Net loss	—	—	—	—	—	(37,842)	(37,842)
Balances – May 31, 2025	3,407,500	$341	—	$—	$—	$(9,656,489)	$(9,656,148)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances –November 30, 2023	3,407,500	$341	-	$-	$-	$(7,137,819)	$(7,137,478)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(440,409)	(440,409)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(401,856)	(401,856)
Net income	-	-	-	-	-	220,219	220,219
Balance – February 29, 2024	3,407,500	$341	-	$-	$-	$(7,759,865)	(7,759,524)
Re-measurement for common stock subject to redemption	-	-	-	-	-	(454,098)	(454,098)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(401,856)	(401,856)
Net Income	-	-	-	-	-	303,423	303,423
Balance – May 31, 2024	3,407,500	$341	-	$-	$-	$(8,312,396)	(8,312,055)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended May 31, 2025	For the Six Months Ended May 31, 2024
Cash flows from operating activities:
Net income	$30,119	$523,642
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(327,112)	(894,507)
Changes in operating assets and liabilities:
Prepaid expenses	10,555	(45,753)
Accounts payable and accrued liabilities	102,342	59,901
Net cash used in operating activities	(184,096)	(356,717)

Cash flows from investing activities:
Cash withdrawn from trust in connection with redemptions	24,784,557	-
Investment of cash in Trust Account	(51,365)	(803,712)
Net cash provided by (used in) investing activities	24,733,192	(803,712)

Cash flows from financing activities:
Redemption of common stock	(24,784,557)	-
Proceeds from extension loan	51,365	803,712
Proceeds from working capital loan	161,975	351,000
Net cash (used in) provided by financing activities	(24,571,217)	1,154,712

Net change in cash	(22,121)	(5,717)
Cash at the beginning of the period	25,348	9,917
Cash at the end of the period	$3,227	$4,200

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$51,365	$803,712
Re-measurement for common stock subject to redemption	$327,112	$894,507

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

Note 1 — Description of Organization and Business Operations

Technology & Telecommunication Acquisition Corporation (the “Company” or “TETE”) was incorporated in Cayman Islands on November 8, 2021. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. TETE Technologies Inc. is a Cayman Island exempted company formed on June 16, 2023. It was formed to be the surviving company in connection with a contemplated business combination. It has no principal operations or revenue producing activities.

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

As of May 31, 2025, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through May 31, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

May 31, 2025

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

May 31, 2025

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

On January 20, 2025, the Company held an extraordinary meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (i) amend the Company’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025; and (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow TETE to extend the Combination Period by three (3) months from January 20, 2025 to April 20, 2025

On January 20, 2025, 1,993,697 Public Shares were redeemed by a number of shareholders at a price of approximately $12.41 per share, in an aggregate principal amount of $24,739,496. On April 15, 2025, 3,561 Public Shares were redeemed by a number of shareholders at a price of approximately $12.65 per share, in an aggregate principal amount of $45,060  Following the redemptions, there were 570,982 Public Shares outstanding.

On April 16, 2025, shareholders of the Company voted to extend the date by which the Company has to consummate a business combination by four (4) months from April 20, 2025 to August 20, 2025.

Liquidity and Capital Resources

As of May 31, 2025, the Company had approximately $3,200 of cash in its operating account and working capital deficit of $5,631,148.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the capital contribution of $25,000 from the Sponsor to purchase the Founder Shares, and a loan of up to $300,000 pursuant to the Note issued to the Sponsor, which was repaid on January 25, 2022 . Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account.

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

May 31, 2025

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

On April 16, 2025, TETE completed a Charter Amendment (“Charter Amendment”) to extend the Combination Period by four (4) months from April 20, 2025 to  August 20, 2025.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s unaudited consolidated financial statement includes the accounts of the Company and its wholly owned subsidiaries  . All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements  have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial  statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2024, as filed with the SEC on March 17, 2025. The interim results for the three and six months ended May 31, 2025 are not necessarily indicative of the results to be expected for the year ending November 30, 2025 or for any future periods.

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

May 31, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $3,227 in cash and no cash equivalents as of May 31, 2025 and $25,348 in cash and no cash equivalents as of November 30, 2024.

Cash and investments Held in Trust Account

As of May 31, 2025 and November 30, 2024, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $7,258,933 and $31,665,013, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of May 31, 2025 and November 30, 2024 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to May 31, 2025.

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

As of May 31, 2025 and November 30, 2024, 570,982 and 2,568,240, respectively of Class A Ordinary Shares outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On May 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

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

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2025	2024	2025	2024
Class A ordinary shares
Numerator: net (loss) income allocable to redeemable Class A ordinary shares	$(37,842)	$303,423	$30,119	$523,642
Denominator: weighted average number of Class A ordinary shares	3,980,263	6,384,209	4,539,816	6,384,209
Basic and diluted net (loss) income per redeemable Class A ordinary share	$(0.01)	$0.05	$0.01	$0.08

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

The Company’s cash and investments in trust are classified within Level 1 as these securities are traded on an active public market. As of May 31, 2025 and November 30, 2024 the Company held $7,258,933 and $31,665,013, respectively, in cash and investments in trust.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

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

May 31, 2025

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2025 and November 30, 2024, there were $1,208,975 and $1,047,000 outstanding under any Working Capital Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of May 31, 2025 and November 30, 2024, $400,000 and $340,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement, respectively. These amounts are included in the accounts payable and accrued liabilities on the Unaudited consolidated Balance Sheet.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed .   On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of May 31, 2025, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $2,817,736 towards these loans, noting an amount of $297,262 has been over funded to cover extension fees and will be payable after the date of the consummation of the Business Combination. As of May 31, 2025 and November 30, 2024, there were $2,817,736 and $2,766,371 outstanding extensions loans, respectively.

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

On April 14, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with certain institutional investors named therein (the “Investors”). Pursuant to the Non-Redemption Agreement, the Investors agreed that, in connection with TETE’s extraordinary meeting of shareholders to be held on April 16, 2025, the Investors would not exercise their right to redeem public shares of TETE (the “Redemption Rights”), or they would rescind or reverse previously submitted redemption requests prior to the meeting. Under the terms of the Non-Redemption Agreement, provided the proposals were approved by the shareholders, TETE and the Sponsor agreed that, promptly following the consummation of the proposed business combination, the Sponsor shall forfeit 53.2% of 560,061 ordinary shares of the Company (the “Forfeited Shares”) and TETE shall issue a number of shares of the post-closing company equal to such Forfeited Shares to the Investors (the “New Shares”), for no additional consideration. The New Shares shall be issued free and clear of any liens or other encumbrances, other than (x) pursuant to the provisions of the letter agreement, dated January 14, 2022, by and between TETE and the Sponsor, (y) restrictions on transfer imposed by the securities laws, and (z) any other agreement relating to the shares held by the Sponsor entered into in connection with the proposed business combination (which shall be no less favorable or more restrictive than what is agreed to by the Sponsor). At the Investors’ election, in lieu of receiving the NRA New Shares, following the satisfaction of Redemption Rights in connection with the consummation of the proposed business combination, TETE shall cause its transfer agent to pay to the Investors directly from TETE’s trust account an amount in cash equal to the product of (i) 560,061, (ii) 53.2%, and (iii) the final per-share redemption price then available to Company stockholder (the “Share Consideration Payment”). In order to receive the Share Consideration Payment, the Investors shall not redeem 53.2% of the TETE publicly traded Class A shares held by the Investor at the time of the business combination redemption deadline.

For the six months ended May 31, 2025, there were 1,995,258  shares of Class A Common Shares that were redeemed for approximately $25,000,000.

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

May 31, 2025

Note 6 - Commitments and Contingencies (Continued)

Contingent legal Fees

As of May 31, 2025 and November 30, 2024 there was approximately $1,190,000 of contingent legal fees, which is included in accounts payable and accrued expenses in the accompanying unaudited consolidated balance sheet. The legal fees are payable upon completion of a Business Combination. In the event that the merger does not close, and the Company receives a break-up fee or similar payment, the Company agrees to pay the balance of legal fees up to the amount received from for the break fee. In the event that the merger does not close, the Company is obligated to pay at least $425,000.

Note 7 – Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of May 31, 2025 and November 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.

On January 18, 2023, TETE’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, TETE’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. On June 13, 2024, TETE’s shareholders elected to redeem an aggregate of 408,469 ordinary shares, which is $4,872,514 , in connection with the General Meeting. On January 20, 2025 TETE’s shareholders elected to redeem an aggregate of 1,991,697 ordinary shares, which is $24,739,496 , in connection with the General Meeting. On April 15, 2025, TETE’s shareholders elected to redeem an aggregate of 3,561 ordinary shares, which is $45,060 , in connection with the General Meeting.

As of May 31, 2025 and November 30, 2024, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 570,982 and 2,568,240 shares subject to possible redemption as of May 31, 2025 and November 30, 2024, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of May 31, 2025 and November 30, 2024, there were -0- and -0- Class B ordinary shares issued and outstanding, respectively, such that the Initial Shareholders would maintain ownership of at least 20% of the issued and outstanding shares after the Initial Public Offering.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. In November 2023 the Company converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288. There are no Class B ordinary shares are outstanding as of May 31, 2025 and November 30, 2024.

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

May 31, 2025

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

On January 20, 2025 Articles of Association (the “Articles of Association”) to give the Company the right to extend the date it has to consummate a business combination by three  months, from January 20, 2025 to April 20, 2025.

On April 15, 2025 the Company shareholders elected to redeem an aggregate of 3,561 ordinary shares, which is $45,060 , in connection with the General Meeting.

On April 16, 2025 the Company extended the date it has to consummate a business combination by four  months, from April 20, 2025 to August 20, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through May 31, 2025 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

3

For the three months ended May 31, 2025, we had a net loss of $37,842, which consists of formation and operating costs of $113,900 , partially offset by interest earned on cash and investments held of $76,058

For the three months ended May 31, 2024, we had a net income of $303,423, which consists of interest earned on investments held of $454,098, partially offset by formation and operating costs of $150,675.

For the six months ended May 31, 2025, we had a net income of $30,119, which consists of interest earned on cash and investments held of $327,112, partially offset by formation and operating costs of $296,993.

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

For the six months ended May 31, 2025, cash used in operating activities was $184,096 .

For the six months ended May 31, 2024, cash used in operating activities was $356,717.

As of May 31, 2025, we had cash and investments of $7,258,933 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2025, we had cash of $3,227 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended May 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended May 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: July 11, 2025		/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 11, 2025		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

6