Form 10-Q
period 2025-08-31
Technology & Telecommunication Acquisition Corp
filed 2025-10-21
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of October 20, 2025, there were 3,418,421 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	August 31, 2025	November 30, 2024
ASSETS
Cash	$2,653	$25,348
Prepaid expenses	36,563	56,786
Total Current Assets	39,216	82,134

Cash and investments held in Trust Account	141,084	31,665,013
Total Assets	$180,300	$31,747,147

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,097,573	$1,551,553
Extension loan	2,817,736	2,766,371
Working capital loan	1,266,475	1,047,000
Total current liabilities	6,181,784	5,364,924

Deferred Underwriter Commission	4,025,000	4,025,000
Total Liabilities	10,206,784	9,389,924

Commitments and Contingencies
Class A common stock, $0.0001 par value, 479,000,000 shares authorized; 10,921 and 2,568,240 shares are subject to possible redemption (held at $12.92 and$12.33, respectively)	141,084	31,665,013

Shareholder’s Equity
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized;3,407,500 issued and outstanding (excluding 10,921 and 2,568,240 shares subject to possible redemption) as of August 31, 2025 and November 30, 2024	341	341
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; -0- issued and outstanding	-	-
Accumulated deficit	(10,167,909)	(9,308,131)
Total Shareholder’s Equity	(10,167,568)	(9,307,790)
Total Liabilities and Shareholder’s Equity	$180,300	$31,747,147

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2025	2024	2025	2024

Formation and operating costs	$(511,420)	$(207,983)	$(808,413)	$(578,848)
Loss from Operations	$(511,420)	$(207,983)	$(808,413)	$(578,848)

Other Income
Interest earned on investments held in Trust Account	$71,642	$408,457	$398,754	$1,302,964
Net (Loss) Income	$(439,778)	$200,474	$(409,659)	$724,116

Weighted average number of Class A ordinary shares outstanding	3,911,518	5,975,740	4,324,887	5,975,740
Basic and diluted net (loss) income per ordinary share	$(0.11)	$0.03	$(0.09)	$0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, November 30, 2024	3,407,500	$341	$-	$-	$-	$(9,308,131)	$(9,307,790)
Re-measurement for common stock to redemption amount	-	-	-	-	-	(251,054)	(251,054)
Additional amount deposited into trust ($0.02 per common stock subject to possible redemption)	-	-	-	-	-	(51,365)	(51,365)
Net Income	-	-	-	-	-	67,961	67,961
Balance, February 28, 2025	3,407,500	341	-	-	-	(9,542,589)	(9,542,248)
Re-measurement for common stock to redemption amount	-	-	-	-	-	(76,058)	(76,058)
Net Income	-	-	-	-	-	(37,842)	(37,842)
Balance, May 31, 2025	3,407,500	341	-	-	-	(9,656,489)	(9,656,148)
Re-measurement for common stock to redemption amount	-	-	-	-	-	(71,642)	(71,642)
Net Income	-	-	-	-	-	(439,778)	(439,778)
Balance, August 31, 2025	3,407,500	$341	$-	$-	$-	$(10,167,909)	$(10,167,568)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, November 30, 2023	3,407,500	$341	-	$-	$-	$(7,137,819)	$(7,137,478)
Re-measurement for common stock to redemption amount	-	-	-	-	-	(440,409)	(440,409)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(401,856)	(401,856)
Net Income	-	-	-	-	-	220,219	220,219
Balance, February 29, 2024	3,407,500	341	-	-	-	(7,759,865)	(7,759,524)
Re-measurement for common stock to redemption amount	-	-	-	-	-	(454,098)	(454,098)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(401,856)	(401,856)
Net Income	-	-	-	-	-	303,423	303,423
Balance, May 31, 2024	3,407,500	341	-	-	-	(8,312,396)	(8,312,055)
Re-measurement for common stock to redemption amount	-	-	-	-	-	(408,457)	(408,457)
Additional amount deposited into trust ($0.0525 per common stock subject to possible redemption)	-	-	-	-	-	(154,094)	(154,094)
Net Income	-	-	-	-	-	200,474	200,474
Balance, August 31, 2024	3,407,500	$341	-	$-	$-	$(8,674,473)	$(8,674,132)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended August 31, 2025	For Nine Months Ended August 31, 2024
Cash flows from operating activities:
Net income	(409,659)	724,116
Interest earned on securities held in Trust Account	(398,754)	(1,302,964)
Changes in operating assets and liabilities:
Prepaid expenses	20,222	(55,178)
Accounts payable and accrued liabilities	546,021	113,642
Net cash used in operating activities	(242,170)	(520,384)

Cash flows from investing activities:
Investment of cash in Trust Account	(51,365)	(957,806)
Cash withdrawn from trust in connection to redemption	31,974,048	4,872,513
Net cash provided by investing activities	31,922,683	3,914,707

Cash flows from financing activities:
Redemption of common stock	(31,974,048)	(4,872,513)
Proceeds from extension loan	51,365	957,806
Proceeds from working capital loan	219,475	551,000
Net cash used in financing activities	(31,703,208)	(3,363,707)

Net change in cash	(22,695)	30,616
Cash at beginning of period	25,348	9,917
Cash at end of period	2,653	40,533

Non-cash investing and financing activities:
Re-measurement for common stock subject to redemption	398,754	1,302,964
Extension funds attributable to C/S subject to redemption	51,365	957,806

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025

Note 1 - Description of Organization and Business Operations

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

As of August 31, 2025, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through August 31, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

On August 20, 2025, 560,061 Public Shares were redeemed by a number of shareholders at a price of approximately $12.84 per share, in an aggregate principal amount of $7,189,492. Following the redemptions, there were 10,921 Public Shares outstanding.

On August 26, 2025, shareholders of the Company voted to extend the date by which the Company has to consummate a business combination by six (6) months from August 20, 2025 to February 20, 2026.

Liquidity and Capital Resources

As of August 31, 2025, the Company had approximately $2,653 of cash in its operating account and working capital deficit of $6,142,568.

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

On June 7, 2024, the Company amended the following to (i) amend and restate the articles of association in existence at that time to give TETE the right to extend the Combination Period up to seven (7) times for an additional one (1) month each time, from June 20, 2024 to January 20, 2025; (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow the Company to extend the Combination Period up to seven (7) times for an additional one (1) month each time from June 20, 2024 to January 20, 2025, by depositing into the Trust Account, for each one-month extension, the lesser of (a) $60,000 and (b) $0.02 for each ordinary share outstanding. On June 7, 2024, 408,469 Public Shares were redeemed by a number of shareholders at a price of approximately $11.93 per share, in an aggregate principal amount of $4,872,513. Following the redemptions, there were 2,568,240 Public Shares outstanding. The Company subsequently deposited $51,365 per month into the trust account to extend the Combination Period from June 20, 2024 to January 20, 2025.

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

On August 26, 2025, TETE completed a Charter Amendment #2 (“Charter Amendment #2”) to extend the Combination Period by six (6) months from August 20, 2025 to February 20, 2026.

Note 2 - Summary of Significant Accounting Policies

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2024, as filed with the SEC on March 17, 2025. The interim results for the three and nine months ended August 31, 2025 are not necessarily indicative of the results to be expected for the year ending November 30, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $2,653 in cash and no cash equivalents as of August 31, 2025 and $25,348 in cash and no cash equivalents as of November 30, 2024.

Cash and investments Held in Trust Account

As of August 31, 2025 and November 30, 2024, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $141,084 and $31,665,013, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of August 31, 2025 and November 30, 2024 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to August 31, 2025.

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

As of August 31, 2025 and November 30, 2024, 10,921 and 2,568,240 of Class A Ordinary Shares outstanding are subject to possible redemption, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On August 31, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2025	2024	2025	2024
Class A ordinary shares
Numerator: net (loss) income allocable to redeemable Class A ordinary shares	$(439,778)	$200,474	$(409,659)	$724,116
Denominator: weighted average number of Class A ordinary shares	3,911,518	5,975,740	4,324,887	5,975,740
Basic and diluted net (loss) income per redeemable Class A ordinary share	$(0.11)	$0.03	$(0.09)	$0.12

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

The Company’s cash and investments in trust are classified within Level 1 as these securities are traded on an active public market. As of August 31, 2025 and November 30, 2024 the Company held $141,084 and $31,665,013, respectively, in cash and investments in trust.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 -Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $115,000,000. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder purchase one ordinary share at an exercise price of $11.50 per whole share.

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2025 and November 30, 2024, there were $1,266,475 and $1,047,000 outstanding under any Working Capital Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of August 31, 2025 and November 30, 2024, $430,000 and $340,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement, respectively. These amounts are included in the accounts payable and accrued liabilities on the Unaudited consolidated Balance Sheet.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed . On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of August 31, 2025, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $2,817,736 towards these loans, noting an amount of $297,262 has been over funded to cover extension fees and will be payable after the date of the consummation of the Business Combination. As of August 31, 2025 and November 30, 2024, there were $2,817,736 and $2,766,371 outstanding extensions loans, respectively.

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

As of August 31, 2025, the Non-Redemption Agreement has been terminated. For the nine months ended August 31, 2025, there were 2,557,319 shares of Class A Common Shares that were redeemed for approximately $31,974,048.

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

Contingent legal Fees

As of August 31, 2025 and November 30, 2024 there was approximately $1,190,000 of contingent legal fees, which is included in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheet. The legal fees are payable upon completion of a Business Combination. In the event that the merger does not close, and the Company receives a break-up fee or similar payment, the Company agrees to pay the balance of legal fees up to the amount received from for the break fee. In the event that the merger does not close, the Company is obligated to pay at least $425,000.

Note 7 - Shareholders’ Equity

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of August 31, 2025 and November 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares - Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.

On January 18, 2023, the Company’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, the Company’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. On June 7, 2024, the Company’s shareholders elected to redeem an aggregate of 408,469 ordinary shares, which is $4,872,514, in connection with the General Meeting. On January 20, 2025, the Company’s shareholders elected to redeem an aggregate of 1,993,697 ordinary shares, which is $24,739,496, in connection with the General Meeting. Further, on April 15, 2025, the Company’s shareholders elected to redeem an aggregate of 3,561 ordinary shares, which is $45,060, in connection with the General Meeting. Further, on August 20, 2025, the Company’s shareholders elected to redeem an aggregate of 560,061 ordinary shares, which is $7,189,492, in connection with the General Meeting.

As of August 31, 2025 and November 30, 2024, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 10,921 and 2,568,240 shares subject to possible redemption as of August 31, 2025 and November 30, 2024, respectively.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. In November 2023 the Company converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288. There are no Class B ordinary shares are outstanding as of August 31, 2025 and November 30, 2024.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Share of Class A Ordinary shares Equals or Exceeds $18.00 - Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

Note 8 - Segment Information

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

Note 9 - Subsequent Events

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

The Business Combination has been approved by the boards of directors of each of TETE and Super Apps. The Business Combination will require the approval of the shareholders of TETE and Super Apps and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The transaction is expected to close in the fourth quarter of 2025.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through August 31, 2025 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2025, we had a net loss of $439,778, which consists of formation and operating costs of $511,420 , partially offset by interest earned on cash and investments held of $71,642.

For the three months ended August 31, 2024, we had a net income of $200,474, which consists of interest earned on investments held of $408,457, partially offset by formation and operating costs of $207,983.

For the nine months ended August 31, 2025, we had a net loss of $409,659 which consists of formation and operating costs of $808,413, partially offset by interest earned on cash and investments held of $398,754

For the nine months ended August 31, 2024, we had a net income of $724,116, which consists of interest earned on investments held of $1,302,964, partially offset by formation and operating costs of $578,848.

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

For the nine months ended August 31, 2025, cash used in operating activities was $242,170.

For the nine months ended August 31, 2024, cash used in operating activities was $520,384.

As of August 31, 2025, we had cash and investments of $141,084 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of August 31, 2025, we had cash of $2,653 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended August 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended August 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: October 21, 2025		/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: October 21, 2025		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

