Form 10-K
period 2025-11-30
Technology & Telecommunication Acquisition Corp
filed 2026-03-09
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

As of May 31, 2025, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $6,851,784.

As of March 4, 2026, there were 3,418,316 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended November 30, 2025

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

TETE’s amended and restated memorandum and articles of association provides that its corporate existence will cease and it will liquidate the trust account (described herein) and distribute the funds included therein to the holders of ordinary shares sold in its IPO if it does not consummate a business combination by August 20, 2026.

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

On January 20, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with the Sponsor and certain institutional investors named therein (the “Investors”). The Investors have agreed that they will not exercise their Redemption Rights, or they will rescind or reverse previously submitted redemption requests prior to the Special Meeting. Under the terms of the Non-Redemption Agreement, if the Investors do not exercise their General Meeting, or validly rescind previously submitted redemption requests, and if the Charter Amendment and IMTA Amendment proposals are approved, then promptly following the consummation of the proposed business combination, the Sponsor shall forfeit 150,000 shares of Company common stock (the “Forfeited Shares”) and the Company shall issue 150,000 shares of Company common stock, in the aggregate, to the Investors (the “New Shares”), for no additional consideration. The New Shares shall be issued free and clear of any liens or other encumbrances, other than (x) pursuant to the provisions of the letter agreement, dated January 14, 2022, by and between the Company and the Sponsor, (y) restrictions on transfer imposed by the securities laws, and (z) any other agreement relating to the shares held by the Sponsor entered into in connection with the proposed business combination (which shall be no less favorable or more restrictive than what is agreed to by the Sponsor). At the Investors’ election, in lieu of receiving the New Shares, following the satisfaction of Redemption Rights in connection with the consummation of the proposed business combination, the Company shall cause its transfer agent to pay to the Investors directly from the Company’s trust account an amount in cash equal to the product of (i) 560,061, (ii) thirty-percent, and (iii) the final per-share redemption price then available to Company stockholder (the “January Share Consideration Payment”). In order to receive the Share Consideration Payment, the Investors shall not redeem thirty percent of the TETE publicly traded Class A shares held by the Investor at the time of the business combination redemption deadline.

On April 16, 2025, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period by four (4) months from April 20, 2025 to August 20, 2025; and (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow TETE to extend the Combination Period by four (4) months from April 20, 2025 to August 20, 2025. On April 16, 2025, 3,561 Public Shares were redeemed by a number of shareholders at a price of approximately $12.65 per share, in an aggregate principal amount of $45,060.56. Following the redemptions, there were 570,982 Public Shares outstanding.

On April 14, 2025, the Company entered into a non-redemption agreement (the “Non-Redemption Agreement”) with certain institutional investors named therein (the “Investors”). Pursuant to the Non-Redemption Agreement, the Investors agreed that, in connection with TETE’s extraordinary meeting of shareholders to be held on April 16, 2025, the Investors would not exercise their right to redeem public shares of TETE (the “Redemption Rights”), or they would rescind or reverse previously submitted redemption requests prior to the meeting. Under the terms of the Non-Redemption Agreement, provided the proposals were approved by the shareholders, TETE and the Sponsor agreed that, promptly following the consummation of the proposed business combination, the Sponsor shall forfeit 53.2% of 560,061 ordinary shares of the Company (the “Forfeited Shares”) and TETE shall issue a number of shares of the post-closing company equal to such Forfeited Shares to the Investors (the “New Shares”), for no additional consideration. The New Shares shall be issued free and clear of any liens or other encumbrances, other than (x) pursuant to the provisions of the letter agreement, dated January 14, 2022, by and between TETE and the Sponsor, (y) restrictions on transfer imposed by the securities laws, and (z) any other agreement relating to the shares held by the Sponsor entered into in connection with the proposed business combination (which shall be no less favorable or more restrictive than what is agreed to by the Sponsor). At the Investors’ election, in lieu of receiving the NRA New Shares, following the satisfaction of Redemption Rights in connection with the consummation of the proposed business combination, TETE shall cause its transfer agent to pay to the Investors directly from TETE’s trust account an amount in cash equal to the product of (i) 560,061, (ii) 53.2%, and (iii) the final per-share redemption price then available to Company stockholder (the “April Share Consideration Payment”). In order to receive the Share Consideration Payment, the Investors shall not redeem 53.2% of the TETE publicly traded Class A shares held by the Investor at the time of the business combination redemption deadline.

On August 20, 2025, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period by six (6) months from August 20, 2025 to February 20, 2026; and (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow TETE to extend the Combination Period by six (6) months from August 20, 2025 to February 20, 2026. On August 20, 2025, 560,061 Public Shares were redeemed by a number of shareholders at a price of approximately $12.84 per share, in an aggregate principal amount of $7,189,492.10. Following the redemptions, there were 10,921 Public Shares outstanding. TETE did not provide the public shareholders any incentives to not redeem their shares in connection with the August 20, 2025 extraordinary meeting of shareholders and did not enter into any non-redemption agreements in connection therewith.

On February 20, 2026, TETE held an extraordinary meeting of shareholders. During this meeting, TETE’s shareholders approved the proposals to (i) amend TETE’s amended and restated articles of association in existence at that time to give TETE the right to extend the Combination Period by six (6) months from February 20, 2026 to August 20, 2026; and (ii) amend TETE’s investment management trust agreement, dated as of January 14, 2022, by and between TETE and Continental Stock Transfer & Trust Company, to allow TETE to extend the Combination Period by six (6) months from February 20, 2026 to August 20, 2026. On February 20, 2026, 105 Public Shares were redeemed by a number of shareholders at a price of approximately $13.15 per share, in an aggregate principal amount of $1,381.20. Following the redemptions, there were 10,816 Public Shares outstanding. TETE did not provide the public shareholders any incentives to not redeem their shares in connection with the February 20, 2026 extraordinary meeting of shareholders and did not enter into any non-redemption agreements in connection therewith.

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

The Business Combination has been approved by the boards of directors of each of TETE and Super Apps. The Business Combination will require the approval of the shareholders of TETE and Super Apps and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2026.

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

Automatic Dissolution and Subsequent Liquidation of trust account if No Business Combination

If we do not consummate an initial business combination by August 20, 2026 (unless further extended), it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of TETE’s amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Cayman Companies Act. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation.

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

Holders of Record

As of March 4, 2026, there were 3,418,316 Class A ordinary shares issued and outstanding held by approximately 2 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares held in the names of various security brokers, dealers, and registered clearing agencies.

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

The Business Combination has been approved by the boards of directors of each of TETE and Super Apps. The Business Combination will require the approval of the shareholders of TETE and Super Apps and is subject to other customary closing conditions, including a proxy statement being filed with and cleared by the U.S. Securities and Exchange Commission. The transaction is expected to close in the second quarter of 2026.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through November 30, 2025 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended November 30, 2025, we had a net loss of $731,371  which consists of formation and operating costs of $1,131,512, partially offset by interest earned on cash and investments held of $400,141  .

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

For the year ended November 30, 2025, cash used in operating activities was $342,483.

For the year ended November 30, 2024, cash used in operating activities was $731,569.

As of November 30, 2025, we had cash and investments of $142,472 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of November 30, 2025, we had cash of $340 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10-K In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2025 , as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective, due to a material weakness in our internal control related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for account, IT and financial reporting and record keeping. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at November 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of November 30, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended November 30, 2025 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Tek Che Ng	69	Chairman of the Board and Chief Executive Officer
Chow Wing Loke	55	Chief Financial Officer
Raghuvir Ramanadhan	62	Independent Director
Virginia Chan	63	Independent Director
Kiat Wai Du	46	Independent Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 4, 2026 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 4, 2026, we had 3,418,316 Class A ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 4, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Technology & Telecommunication LLC (Our Sponsor)	3,407,500	(2)	99.7%
Tek Che Ng (1)(2)	3,407,500		99.7%
Chow Wing Loke	-		-
Raghuvir Ramanadhan	-		-
Kiat Wai Du	-		-
Virginia Chan	-		-
All officers and directors as a group (5 individuals)	3,407,500		99.7%

*	Less than one percent.

(1)	Technology & Telecommunication LLC, our sponsor, is the record holder of the securities reported herein. Mr. Ng, or Chief Executive Officer of the company, is the manager of the sponsor and may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ng disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of our sponsor and the individuals listed herein is executive offices are located at C3-2-23A, Jalan 1/152, Taman OUG Parklane, Off Jalan Kelang Lama, 58200 Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares, as well as placement shares after this offering. Founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

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

Commencing on January 14, 2022, we agreed to pay to Technology & Telecommunication LLC, the Sponsor, $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Related Party Extensions Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed .. On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of November 30, 2025, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $4,182,211 towards these loans, noting an amount of $1,661,737 were over funded to cover extension fees and working capital loans and will be payable after the date of the consummation of the Business Combination. As of November 30, 2025 and 2024, there were $2,817,736 and $2,766,371 outstanding extensions loans, respectively.

Related Party Advances

In the event the Sponsor pays for any expense or liability on behalf of TETE, then such payments would be accounted for as loan to our Company by the Sponsor. As of November 30, 2025 and 2024, there were $1,364,475 and $1,047,000 outstanding under any Working Capital Loans, respectively.

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

Audit Fees. For the year ended November 30, 2025 and 2024, fees for our independent registered public accounting firm were approximately $67,500 and $55,000, respectively, for the services MaloneBailey performed in connection with our Initial Public Offering and the audit of our November 30, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended November 30, 2025 and 2024, our independent registered public accounting firm incurred expenses of $57,500 and $70,000, respectively, assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended November 30, 2025 and 2024, fees for our independent registered public accounting firm were approximately $0, for the services MaloneBailey performed in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended November 30, 2025 and 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Technology & Telecommunication Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Technology & Telecommunication Acquisition Corporation and its subsidiary (collectively, the “Company”) as of November 30, 2025 and 2024, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021

Houston, Texas

March 5, 2026

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30, 2025	November 30, 2024
ASSETS
Cash	$340	$25,348
Prepaid expenses	27,523	56,786
Total Current Assets	27,863	82,134

Cash and investments held in Trust Account	142,472	31,665,013
Total Assets	$170,335	$31,747,147

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,311,319	$1,551,553
Extension loan	2,817,736	2,766,371
Working capital loan	1,364,475	1,047,000
Total current liabilities	6,493,530	5,364,924

Deferred Underwriter Commission	4,025,000	4,025,000
Total Liabilities	10,518,530	9,389,924

Commitments and Contingencies
Class A common stock, $0.0001 par value, 479,000,000 shares authorized; 10,921 and 2,568,240 shares are subject to possible redemption (held at $13.05 and $12.33, respectively)	142,472	31,665,013

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized;3,407,500 issued and outstanding (excluding 10,921 and 2,568,240 shares subject to possible redemption) as of November 30, 2025 and 2024	341	341
Accumulated deficit	(10,491,008)	(9,308,131)
Total Shareholders’ Deficit	(10,490,667)	(9,307,790)
Total Liabilities and Shareholders’ Deficit	$170,335	$31,747,147

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended November 30,
	2025	2024
Formation and operating costs	$(1,131,512)	$(1,058,411)
Loss from Operations	(1,131,512)	(1,058,411)

Other Income
Interest earned on cash and investments held in trust account	400,141	1,675,709
Net (Loss) Income	$(731,371)	$617,298

Weighted average number of Class A ordinary shares outstanding	4,098,270	6,194,483
Basic and diluted net (loss) income per ordinary share	$(0.18)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2025 AND 2024

	Class A		Additional			Total
	Ordinary Shares		Paid in	Accumulated	Subscription	Shareholders’
	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balances –November 30, 2023	3,407,500	$341	$—	$(7,137,819)	$—	$(7,137,478)
Re-measurement for common stock to redemption amount	—	—	—	(1,675,709)	—	(1,675,709)
Additional amount deposited into trust	—	—	—	(1,111,901)	—	(1,111,901)
Net income	—	—	—	617,298	—	617,298
Balances –November 30, 2024	3,407,500	341	—	(9,308,131)	—	(9,307,790)
Re-measurement for common stock to redemption amount	—	—	—	(400,141)	—	(400,141)
Additional amount deposited into trust	—	—	—	(51,365)	—	(51,365)
Net loss	—	—	—	(731,371)	—	(731,371)
Balances –November 30, 2025	3,407,500	$341	$—	$(10,491,008)	$—	$(10,490,667)

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended November 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(731,371)	$617,298
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(400,141)	(1,675,709)
Changes in operating assets and liabilities:
Prepaid expenses	29,262	(50,791)
Accounts payable and accrued expenses	759,767	377,633
Net cash used in operating activities	(342,483)	(731,569)

Cash flows from investing activities:
Investment of cash in Trust Account	(51,365)	(1,111,901)
Cash withdrawn from trust in connection to redemption	31,974,048	4,872,514
Net cash provided by investing activities	31,922,683	3,760,613

Cash flows from financing activities:
Proceeds from extension loan	51,365	1,111,901
Redemption of common stock	(31,974,048)	(4,872,514)
Proceeds from working capital loan	317,475	747,000
Net cash used in financing activities	(31,605,208)	(3,013,613)

Net change in cash	(25,008)	15,431
Cash at the beginning of the period	25,348	9,917
Cash at the end of the period	$340	$25,348

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$51,365	$1,111,901
Remeasurement of Class A shares subject to redemption	$400,141	$1,675,709

The accompanying notes are an integral part of these consolidated financial statements.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

As of November 30, 2025, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through November 30, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

On February 20, 2026, 105 shares were redeemed at a price of $13.15 per share, for a total redemption of $1,381.

On February 20, 2026, TETE filed a Charter Amendment #3 (“Charter Amendment #3”) to extend the date by which it has to consummate a business combination by six (6) months from February 20, 2026 to August 20, 2026.

Going Concern and Management’s Plan

The significant cost in pursuit of the Company’s acquisition plans and upcoming mandatory liquidation date bring if do not complete the Business Combination within the applicable time frame noted below raises substantial doubt about the Company’s ability to continue as a going concern.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

On February 20, 2026, TETE filed a Charter Amendment #3 extend the date by which it has to consummate a business combination by six (6) months from February 20, 2026 to August 20, 2026.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $340 in cash and no cash equivalents as of November 30, 2025 and $25,348 in cash and no cash equivalents as of November 30, 2024.

Cash and investments Held in Trust Account

As of November 30, 2025 and 2024, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $142,472 and $31,665,013, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of November 30, 2025 and 2024 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to November 30, 2025.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

As of November 30, 2025 and 2024, 10,921 and 2,568,240 of Class A Ordinary Shares outstanding are subject to possible redemption, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On November 30, 2025, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net (Loss) Income Per Share

Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s consolidated statements of operations present net (loss) income per share for Class A ordinary shares. The Company has determined that the redeemable Class A ordinary shares do not participate in the earnings or losses of the Company and therefore are not included in the calculation of basic or diluted net (loss) income per share under ASC 260. Net (loss) income per share is calculated by dividing net (loss) income allocable to Class A ordinary shareholders by the weighted average number of Class A ordinary shares outstanding during each period presented. The Company had no dilutive securities outstanding for the periods presented; therefore, basic and diluted net (loss) income per share are the same.

	For the Years Ended November 30,
	2025	2024
Class A ordinary shares
Numerator: net (loss) income allocable to redeemable Class A ordinary shares	$(731,371)	$617,298
Denominator: weighted average number of Class A ordinary shares	4,098,270	6,194,483
Basic and diluted net (loss) income per redeemable Class A ordinary share	$(0.18)	$0.10

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

The Company’s cash and investments in trust are classified within Level 1 as these securities are traded on an active public market. As of November 30, 2025 and 2024 the Company held $142,472 and $31,665,013, respectively, in cash and investments in trust.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2025 and 2024, there were $1,364,475 and $1,047,000 outstanding under any Working Capital Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of November 30, 2025 and 2024, $460,000 and $340,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement, respectively. These amounts are included in the accounts payable and accrued liabilities on the consolidated Balance Sheets.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed . On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of November 30, 2025, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $4,182,211 towards these loans, noting an amount of $1,661,737 were over funded to cover extension fees and working capital loans and will be payable after the date of the consummation of the Business Combination. As of November 30, 2025 and 2024, there were $2,817,736 and $2,766,371 outstanding extensions loans, respectively.

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

As of November 30, 2025, the Non-Redemption Agreement has been terminated. For the year ended November 30, 2025, there were 2,557,319 shares of Class A Common Shares that were redeemed for approximately $31,974,048.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

Contingent legal Fees

As of November 30, 2025 and 2024 there was approximately $1,687,000 and $1,190,000 of contingent legal fees, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The legal fees are payable upon completion of a Business Combination. In the event that the merger does not close, and the Company receives a break-up fee or similar payment, the Company agrees to pay the balance of legal fees up to the amount received from the break fee. In the event that the merger does not close, the Company is obligated to pay at least $425,000.

Note 7 - Shareholders’ Equity

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of November 30, 2025 and 2024, there were no preference shares issued or outstanding.

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

As of November 30, 2025 and 2024, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 10,921 and 2,568,240 shares subject to possible redemption as of November 30, 2025 and 2024, respectively.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. In November 2023 the Company converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288. There are no Class B ordinary shares are outstanding as of November 30, 2025 and 2024.

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

NOVEMBER 30, 2025

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

On February 20, 2026, 105 shares were redeemed at a price of $13.15 per share, for a total redemption of $1,381.

On February 20, 2026, TETE filed a Charter Amendment #3 extend the date by which it has to consummate a business combination by six (6) months from February 20, 2026 to August 20, 2026.

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of October 19, 2022, by and among Technology & Telecommunication Acquisition Corporation, TETE Technologies Sdn Bhd, Super Apps Holdings Sdn Bhd, Technology & Telecommunication LLC and Loo See Yuen (incorporated by reference to Exhibit 2.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).
3.1	Amended & Restated Memorandum and Articles of the Company (incorporated by reference to Exhibit 3.1 filed with the Current Report on Form 8-K filed with the SEC on January 24, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1/A filed by the Registrant on January 7, 2022).
4.4	Warrant Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 filed with the Annual Report on Form 10-K for the year ended November 30, 2022 filed by the Registrant on March 1, 2023)
10.1	Investment Management Trust Agreement, dated as of January 14, 2022, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.2	Registration Rights Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and certain directors of the Company (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.3	Private Placement Unit Purchase Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.4	Letter Agreement, dated as of January 14, 2022, among the Company, Technology & Telecommunication LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.5	Administrative Services Agreement, dated as of January 14, 2022, between the Company and Technology & Telecommunication LLC (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.6	Indemnification Agreement, dated as January 14, 2022, between the Company and the directors and officers of the Company (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on January 24, 2022).
10.7	Form of Company Shareholder Support Agreement by and among Technology & Telecommunication Acquisition Corporation, certain shareholders of Super Apps Holdings Sdn Bhd and Super Apps Holdings Sdn Bhd (incorporated by reference to Exhibit 10.1 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.8	Form of Parent Shareholder Support Agreement by and between Super Apps Holdings Sdn Bhd, certain shareholders of Technology & Telecommunication Acquisition Corporation and Technology & Telecommunication Acquisition Corporation (incorporated by reference to Exhibit 10.2 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.10	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.11	Form of Employment Agreement (incorporated by reference to Exhibit 10.5 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.12	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.6 filed with the Form 8-K filed by the Registrant on October 19, 2022).
10.13	Amendment to the Investment Management Trust Agreement, dated January 20, 2025, by and between TETE and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 24, 2025)
10.14	Non-Redemption Agreement, dated January 20, 2025 (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 24, 2025)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 filed with the Registration Statement on Form S-1/A filed by the Registrant on January 7, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Technology & Telecommunication Acquisition Corporation Clawback Policy (incorporated by reference to exhibit 97 to the Annual Report on Form 10-K for the period ended November 30, 2023)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION
Dated: March 9, 2026
	By:	/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tek Che Ng	Chief Executive Officer and Chairman	March 9, 2026
Tek Che Ng	(Principal Executive Officer)

/s/ Chow Wing Loke	Chief Financial Officer and Director	March 9, 2026
Chow Wing Loke	(Principal Accounting and Financial Officer)

/s/ Raghuvir Ramanadhan	Director	March 9, 2026
Raghuvir Ramanadhan

/s/ Kiat Wai Du	Director	March 9, 2026
Kiat Wai Du

/s/ Virginia Chan	Director	March 9, 2026
Virginia Chan

27