Form 10-Q
period 2026-02-28
Technology & Telecommunication Acquisition Corp
filed 2026-04-17
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number in: 001-41229

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

As of April 15, 2026, there were 3,418,316 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	February 28, 2026	November 30, 2025

ASSETS
Cash	$85	$340
Prepaid expenses	28,646	27,523
Total Current Assets	28,731	27,863

Cash and investments held in Trust Account	142,359	142,472
Total Assets	$171,090	$170,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,391,425	$2,311,319
Extension loan	2,817,736	2,817,736
Working capital loan	1,434,822	1,364,475
Total current liabilities	6,643,983	6,493,530

Deferred Underwriter Commission	4,025,000	4,025,000
Total Liabilities	10,668,983	10,518,530

Commitments and Contingencies
Class A common stock, $0.0001 par value, 479,000,000 shares authorized; 10,816 and 10,921 shares are subject to possible redemption (held at $13.16 and $13.05) as of February 28, 2026 and November 30, 2025, respectively	142,359	142,472

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized;3,407,500 issued and outstanding (excluding 10,816 and 10,921 shares subject to possible redemption) as of February 28, 2026 and November 30, 2025, respectively	341	341
Accumulated deficit	(10,640,593)	(10,491,008)
Total Shareholders’ Deficit	(10,640,252)	(10,490,667)
Total Liabilities and Shareholders’ Deficit	$171,090	$170,335

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28,	For the Three Months Ended February 28,
	2026	2025
Formation and operating costs	$(149,585)	$(183,093)
Loss from Operations	(149,585)	(183,093)

Other Income
Interest earned on cash and investments held in trust account	1,268	251,054
Net (loss) income	$(148,317)	$67,961

Weighted average number of Class A ordinary shares outstanding	3,418,412	5,111,805
Basic and diluted net (loss) income per Class A ordinary share	$(0.04)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

	Class A Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance– November 30, 2025	3,407,500	$341	$—	$(10,491,008)	$(10,490,667)
Re-measurement for common stock subject to redemption	—	—	—	(1,268)	(1,268)
Net loss	—	—	—	(148,317)	(148,317)
Balance– February 28, 2026	3,407,500	$341	$—	$(10,640,593)	$(10,640,252)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025

	Class A		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances –November 30, 2024	3,407,500	$341	$—	$(9,308,131)	$(9,307,790)
Additional amount deposited into trust	—	—	—	(51,365)	(51,365)
Re-measurement for common stock subject to redemption	—	—	—	(251,054)	(251,054)
Net income	—	—	—	67,961	67,961
Balance – February 28, 2025	3,407,500	$341	$—	$(9,542,589)	$(9,542,248)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
Cash flows from operating activities:
Net (loss) income	$(148,317)	$67,961
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(1,268)	(251,054)
Changes in operating assets and liabilities:
Prepaid expenses	(1,123)	10,555
Accounts payable and accrued liabilities	80,106	81,862
Net cash used in operating activities	(70,602)	(90,676)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(51,365)
Cash withdrawn from trust in connection to redemption	1,381	24,739,496
Net cash provided by investing activities	1,381	24,688,131

Cash flows from financing activities:
Proceeds from extension loan	—	51,365
Proceeds from working capital loan	70,347	82,000
Redemption of common stock	(1,381)	(24,739,496)
Net cash provided by (used in) financing activities	68,966	(24,606,131)

Net change in cash	(255)	(8,676)
Cash at the beginning of the period	340	25,348
Cash at the end of the period	$85	$16,672

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$—	$51,365
Re-measurement for common stock subject to redemption	$1,268	$251,054

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

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

As of February 28, 2026, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through February 28, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

February 28, 2026

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

February 28, 2026

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

February 28, 2026

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

On February 20, 2026, TETE filed a Charter Amendment #3(“Charter Amendment #3”) extend the date by which it has to consummate a business combination by six (6) months from February 20, 2026 to August 20, 2026.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2025, as filed with the SEC on March 9, 2026. The interim results for the three months ended February 28, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $85 in cash and no cash equivalents as of February 28, 2026 and $340 in cash and no cash equivalents as of November 30, 2025.

Cash and investments Held in Trust Account

As of February 28, 2026 and November 30, 2025, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $142,359 and $142,472, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of February 28, 2026 and November 30, 2025 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to February 28, 2026.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

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

As of February 28, 2026 and November 30, 2025, 10,816 and 10,921 of Class A Ordinary Shares outstanding are subject to possible redemption, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On February 28, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company’s unaudited consolidated statements of operations present net (loss) income per share for Class A ordinary shares. The Company has determined that the redeemable Class A ordinary shares do not participate in the earnings or losses of the Company and therefore are not included in the calculation of basic or diluted net (loss) income per share under ASC 260. Net (loss) income per share is calculated by dividing net (loss) income allocable to Class A ordinary shareholders by the weighted average number of Class A ordinary shares outstanding during each period presented. The Company had no dilutive securities outstanding for the periods presented; therefore, basic and diluted net (loss) income per share are the same.

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
Class A ordinary shares
Numerator: net (loss) income allocable to redeemable Class A ordinary shares	$(148,317)	$67,961
Denominator: weighted average number of Class A ordinary shares	3,418,412	5,111,805
Basic and diluted net (loss) income per redeemable Class A ordinary share	$(0.04)	$0.01

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

February 28, 2026

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

The Company’s cash and investments in trust are classified within Level 1 as these securities are traded on an active public market. As of February 28, 2026 and November 30, 2025 the Company held $142,359 and $142,472, respectively, in cash and investments in trust.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2026 and November 30, 2025, there were $1,434,822 and $1,364,475 outstanding under any Working Capital Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of February 28, 2026 and November 30, 2025, $490,000 and $460,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement, respectively. These amounts are included in the accounts payable and accrued liabilities on the unaudited consolidated Balance Sheets.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed . On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of February 28, 2026, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $4,252,558 towards these loans, noting an amount of $1,732,084 were over funded to cover extension fees and working capital loans and will be payable after the date of the consummation of the Business Combination. As of February 28, 2026 and November 30, 2025, there were $2,817,736 and $2,817,736 outstanding extensions loans, respectively.

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

As of February 28, 2026, the Non-Redemption Agreement has been terminated. For the three months ended February 28, 2026, there were 105 shares of Class A Common Shares that were redeemed for approximately $1,381.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

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

Contingent legal Fees

As of February 28, 2026 and November 30, 2025 there was approximately $1,687,000 and $1,687,000 of contingent legal fees, which is included in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheets. The legal fees are payable upon completion of a Business Combination. In the event that the merger does not close, and the Company receives a break-up fee or similar payment, the Company agrees to pay the balance of legal fees up to the amount received from the break fee. In the event that the merger does not close, the Company is obligated to pay at least $425,000.

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of February 28, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.

On January 18, 2023, the Company’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, the Company’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. On June 7, 2024, the Company’s shareholders elected to redeem an aggregate of 408,469 ordinary shares, which is $4,872,514, in connection with the General Meeting. On January 20, 2025, the Company’s shareholders elected to redeem an aggregate of 1,993,697 ordinary shares, which is $24,739,496, in connection with the General Meeting. On April 15, 2025, the Company’s shareholders elected to redeem an aggregate of 3,561 ordinary shares, which is $45,060, in connection with the General Meeting. On August 20, 2025, the Company’s shareholders elected to redeem an aggregate of 560,061 ordinary shares, which is $7,189,492, in connection with the General Meeting. Further, on February 20, 2026, the Company’s shareholders elected to redeem an aggregate of 105 ordinary shares, which is $1,381, in connection with the General Meeting.

As of February 28, 2026 and November 30, 2025, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 10,816 and 10,921 shares subject to possible redemption as of February 28, 2026 and November 30, 2025, respectively.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. In November 2023 the Company converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288. There are no Class B ordinary shares are outstanding as of February 28, 2026 and November 30, 2025.

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

February 28, 2026

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

On March 30, 2026, the Company held an extraordinary general meeting of shareholders. During this meeting, the Company’s shareholders approved the proposals to (1) adopt the merger of the Company with and into TETE TECHNOLOGIES INC.; (2) adopt the Amended and Restated Agreement and Plan of Merger, dated as of August 2, 2023, as amended (the “Business Combination Agreement”), by and among the Company, PubCo, TETE INTERNATIONAL INC (“Merger Sub”), Bradbury Capital Holdings Inc. (“Holdings”), (iv) Super Apps Holdings Sdn. Bhd. (the “SuperApps”), (v) Technology & Telecommunication LLC, in the capacity as the representative from and after the effective time of the business combination for the shareholders of Parent, and (vi) Loo See Yuen, in the capacity as the representative from and after the date hereof for the shareholders of the SuperApps as of immediately prior to the Effective Time. Promptly after the Reincorporation Merger, the following shall occur: (a) Merger Sub shall be merged with and into Holdings, (b) the separate corporate existence of Merger Sub shall thereupon cease, and Holdings shall be the “Merger Surviving Corporation”, and (c) the Merger Surviving Corporation shall become a wholly-owned Subsidiary of the Reincorporation Merger Surviving Corporation; (3) consider and vote upon PubCo’s change of post-Business Combination corporate name from “TETE TECHNOLOGIES INC” to “Bradbury Capital Inc.” (4) the adoption by the sole member of PubCo, of the Amended and Restated Memorandum and Articles of Association of PubCo.; (5) the issuance of more than 20% of PubCo ordinary shares pursuant to the terms of the Business Combination Agreement and the private investment in public equity investment.; (6) the Bradbury Capital Inc. Incentive Plan.; and (7) the election, effective as of the effective time of the Business Combination, of Loo See Yuen, Chow Wing Loke, Alan Fung, Virginia Jaqveline Chan, and Soon Chong Seng as the directors of the PubCo.

On March 30, 2026, 1,153 shares were elected to be redeemed.   These shares have not been paid for or transferred as of April 14, 2026  , and are expected to be completed at the time of closing the Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through February 28, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2026, we had a net loss of $148,317 which consists of formation and operating costs of $149,585, partially offset by interest earned on cash and investments held of $1,268.

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

For the three months ended February 28, 2026, cash used in operating activities was $70,602.

For the three months ended February 28, 2025, cash used in operating activities was $90,676.

As of February 28, 2026, we had cash and investments of $142,359 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of February 28, 2026, we had cash of $85 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

The Company is within 12 months of its mandatory liquidation as of the time of filing this 10-Q In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended February 28, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended February 28, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, filed with the SEC on March 9, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: April 16, 2026		/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 16, 2026		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

