Form 10-Q
period 2026-05-31
Technology & Telecommunication Acquisition Corp
filed 2026-07-15
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 14, 2026, there were 3,417,163 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	May 31, 2026	November 30, 2025

ASSETS
Cash	$429	$340
Prepaid expenses	24,857	27,523
Total Current Assets	25,286	27,863

Cash and investments held in Trust Account	143,627	142,472
Total Assets	$168,913	$170,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,736,260	$2,311,319
Extension loan	2,817,736	2,817,736
Working capital loan	1,524,822	1,364,475
Amount due to redeemed public shareholders	15,162	—
Total current liabilities	7,093,980	6,493,530

Deferred Underwriter Commission	4,025,000	4,025,000
Total Liabilities	11,118,980	10,518,530

Commitments and Contingencies
Class A common stock, $0.0001 par value, 479,000,000 shares authorized; 9,663 and 10,921 shares are subject to possible redemption (held at $13.29 and $13.05) as of May 31, 2026 and November 30, 2025, respectively	128,465	142,472

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized;3,407,500 issued and outstanding (excluding 9,663 and 10,921 shares subject to possible redemption) as of May 31, 2026 and November 30, 2025, respectively	341	341
Accumulated deficit	(11,078,873)	(10,491,008)
Total Shareholders’ Deficit	(11,078,532)	(10,490,667)
Total Liabilities and Shareholders’ Deficit	$168,913	$170,335

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
Formation and operating costs	$(438,280)	$(113,900)	$(587,865)	$(296,993)
Loss from Operations	(438,280)	(113,900)	(587,865)	(296,993)

Other Income
Interest earned on marketable securities held in trust account	1,268	76,058	2,536	327,112
Net (Loss) Income	$(437,012)	$(37,842)	$(585,329)	$30,119

Weighted average number of Class A ordinary shares outstanding	3,417,539	3,980,263	3,417,971	4,539,816
Basic and diluted net (loss) income per ordinary share	$(0.13)	$(0.01)	$(0.17)	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026

	Class A Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance– November 30, 2025	3,407,500	$341	$—	$(10,491,008)	$(10,490,667)
Re-measurement for common stock subject to redemption	—	—	—	(1,268)	(1,268)
Net loss	—	—	—	(148,317)	(148,317)
Balance– February 28, 2026	3,407,500	$341	$—	$(10,640,593)	$(10,640,252)
Re-measurement for common stock subject to redemption	—	—	—	(1,268)	(1,268)
Net loss	—	—	—	(437,012)	(437,012)
Balance– May 31, 2026	3,407,500	$341	$—	$(11,078,873)	$(11,078,532)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025

	Class A		Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances –November 30, 2024	3,407,500	$341	$—	$(9,308,131)	$(9,307,790)
Additional amount deposited into trust	—	—	—	(51,365)	(51,365)
Re-measurement for common stock subject to redemption	—	—	—	(251,054)	(251,054)
Net income	—	—	—	67,961	67,961
Balances – February 28, 2025	3,407,500	$341	$—	$(9,542,589)	$(9,542,248)
Re-measurement for common stock subject to redemption	—	—	—	(76,058)	(76,058)
Net loss	—	—	—	(37,842)	(37,842)
Balances – May 31, 2025	3,407,500	$341	$—	$(9,656,489)	$(9,656,148)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended May 31, 2026	For the Six Months Ended May 31, 2025
Cash flows from operating activities:
Net (loss) income	$(585,329)	$30,119
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,536)	(327,112)
Changes in operating assets and liabilities:
Prepaid expenses	2,666	10,555
Accounts payable and accrued liabilities	424,941	102,342
Net cash used in operating activities	(160,258)	(184,096)

Cash flows from investing activities:
Cash withdrawn from trust in connection with redemptions	1,381	24,784,557
Investment of cash in Trust Account	-	(51,365)
Net cash provided by investing activities	1,381	24,733,192

Cash flows from financing activities:
Redemption of common stock	(1,381)	(24,784,557)
Proceeds from extension loan	-	51,365
Proceeds from working capital loan	160,347	161,975
Net cash provided by (used in) financing activities	158,966	(24,571,217)

Net change in cash	89	(22,121)
Cash at the beginning of the period	340	25,348
Cash at the end of the period	$429	$3,227

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$-	$51,365
Re-measurement for common stock subject to redemption	$2,536	$327,112
Amount due to shareholders for redeemed shares	$15,162	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

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

As of May 31, 2026, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through May 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

May 31, 2026

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

May 31, 2026

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

May 31, 2026

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

On March 30, 2026, 1,153 shares were elected to be redeemed. These shares have not been paid for or transferred as of July 14, 2026, and are expected to be completed at the time of closing the Business Combination.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2025, as filed with the SEC on March 9, 2026. The interim results for the three and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $429 in cash and no cash equivalents as of May 31, 2026 and $340 in cash and no cash equivalents as of November 30, 2025.

Cash and investments Held in Trust Account

As of May 31, 2026 and November 30, 2025, substantially all of the assets held in the Trust Account were held in the money market. The amount of assets held in Trust Account is $143,627 and $142,472, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of May 31, 2026 and November 30, 2025 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to May 31, 2026.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

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

As of May 31, 2026 and November 30, 2025, 9,663 and 10,921 of Class A Ordinary Shares outstanding are subject to possible redemption, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On May 31, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
Class A ordinary shares
Numerator: net (loss) income allocable to redeemable Class A ordinary shares	$(437,012)	$(37,842)	$(585,329)	$30,119
Denominator: weighted average number of Class A ordinary shares	3,417,539	3,980,263	3,417,971	4,539,816
Basic and diluted net (loss) income per redeemable Class A ordinary share	$(0.13)	$(0.01)	$(0.17)	$0.01

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

May 31, 2026

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

The Company’s cash and investments in trust are classified within Level 1 as these securities are traded on an active public market. As of May 31, 2026 and November 30, 2025 the Company held $143,627 and $142,472, respectively, in cash and investments in trust.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2026 and November 30, 2025, there were $1,524,822 and $1,364,475 outstanding under any Working Capital Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of May 31, 2026 and November 30, 2025, $520,000 and $460,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement, respectively. These amounts are included in the accounts payable and accrued liabilities on the unaudited consolidated Balance Sheets.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed. On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of May 31, 2026, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $4,342,558 towards these loans, noting an amount of $1,882,084 were over funded to cover extension fees and working capital loans and will be payable after the date of the consummation of the Business Combination. As of May 31, 2026 and November 30, 2025, there were $2,817,736 and $2,817,736 outstanding extensions loans, respectively.

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

As of May 31, 2026, the Non-Redemption Agreement has been terminated. For the six months ended May 31, 2026, 105 shares of Class A Common Stock were redeemed for approximately $1,381. Additionally, there were 1,153 shares of Class A Common Shares that were elected to be redeemed. These shares have not been paid for or transferred as of July 14, 2026, and are expected to be completed at the time of closing the Business Combination.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

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

Contingent legal Fees

As of May 31, 2026 and November 30, 2025 there was approximately $1,888,120 and $1,687,000 of contingent legal fees, which is included in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheets. The legal fees are payable upon completion of a Business Combination. In the event that the merger does not close, and the Company receives a break-up fee or similar payment, the Company agrees to pay the balance of legal fees up to the amount received from the break fee. In the event that the merger does not close, the Company is obligated to pay at least $425,000.

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of May 31, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.

On January 18, 2023, the Company’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, the Company’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. On June 7, 2024, the Company’s shareholders elected to redeem an aggregate of 408,469 ordinary shares, which is $4,872,514, in connection with the General Meeting. On January 20, 2025, the Company’s shareholders elected to redeem an aggregate of 1,993,697 ordinary shares, which is $24,739,496, in connection with the General Meeting. On April 15, 2025, the Company’s shareholders elected to redeem an aggregate of 3,561 ordinary shares, which is $45,060, in connection with the General Meeting. On August 20, 2025, the Company’s shareholders elected to redeem an aggregate of 560,061 ordinary shares, which is $7,189,492, in connection with the General Meeting. On February 20, 2026, the Company’s shareholders elected to redeem an aggregate of 105 ordinary shares, which is $1,381, in connection with the General Meeting. Further, on March 30, 2026, 1,153 shares were elected to be redeemed. These shares have not been paid for or transferred as of July 14, 2026, and are expected to be completed at the time of closing the Business Combination.

As of May 31, 2026 and November 30, 2025, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 9,663 and 10,921 shares subject to possible redemption as of May 31, 2026 and November 30, 2025, respectively.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. In November 2023 the Company converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288. There are no Class B ordinary shares are outstanding as of May 31, 2026 and November 30, 2025.

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

May 31, 2026

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

On June 30, 2026  , Holdings entered into an advisory agreement with a consultant to provide advisory services in connection with bridge and crossover financing, execution of the senior exchange listing, and post-listing advisory services. Pursuant to the agreement, Holdings agreed to compensate the consultant with 60,000 ordinary shares as consideration for the services. The agreement became effective upon execution and will remain in effect until the completion of the senior exchange listing, unless earlier terminated.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through May 31, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended May 31, 2026, we had a net loss of $437,012 which consists of formation and operating costs of $438,280, partially offset by interest earned on cash and investments held of $1,268.

For the three months ended May 31, 2025, we had a net loss of $37,842, which consists of formation and operating costs of $113,900, partially offset by interest earned on cash and investments held of $76,058

For the six months ended May 31, 2026, we had a net loss of $585,329 which consists of formation and operating costs of $587,865, partially offset by interest earned on cash and investments held of $2,536.

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

For the six months ended May 31, 2026, cash used in operating activities was $160,258.

For the six months ended May 31, 2025, cash used in operating activities was $184,096.

As of May 31, 2026, we had cash and investments of $143,627 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of May 31, 2026, we had cash of $429 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended May 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended May 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: July 15, 2026		/s/ Tek Che Ng
	Name:	Tek Che Ng
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 15, 2026		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

