Form 10-Q
period 2026-08-31
Technology & Telecommunication Acquisition Corp
filed 2026-10-15
CIK 1900679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	TETEF	OTC Pink
Warrants, each exercisable for one ordinary share	TETWF	OTC Pink
Units, each consisting of one ordinary share and one redeemable warrant	TETUF	OTC Pink

As of October 1, 2026, there were 3,417,163 Class A ordinary shares, par value $0.0001, and 0 Class B ordinary shares, par value $0.0001, of the Company issued and outstanding.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

2

Item 1. Financial Statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	August 31, 2026	November 30, 2025

ASSETS
Cash	$7,681	$340
Prepaid expenses	29,829	27,523
Total Current Assets	37,510	27,863

Cash and investments held in Trust Account	144,900	142,472
Total Assets	$182,410	$170,335

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,423,423	$2,311,319
Extension loan	2,817,736	2,817,736
Working capital loan	1,619,822	1,364,475
Amount due to redeemed public shareholders	15,447	—
Total current liabilities	7,876,428	6,493,530

Deferred Underwriter Commission	4,025,000	4,025,000
Total Liabilities	11,901,428	10,518,530

Commitments and Contingencies
Class A common stock, $0.0001 par value, 479,000,000 shares authorized; 9,663 and 10,921 shares are subject to possible redemption (held at $13.40 and $13.05) as of August 31, 2026 and November 30, 2025, respectively	129,453	142,472

Shareholders’ Deficit
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized;3,407,500 issued and outstanding (excluding 9,663 and 10,921 shares subject to possible redemption) as of August 31, 2026 and November 30, 2025, respectively	341	341
Accumulated deficit	(11,848,812)	(10,491,008)
Total Shareholders’ Deficit	(11,848,471)	(10,490,667)
Total Liabilities and Shareholders’ Deficit	$182,410	$170,335

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025
Formation and operating costs	$(769,939)	$(511,420)	$(1,357,804)	$(808,413)
Loss from Operations	(769,939)	(511,420)	(1,357,804)	(808,413)

Other Income
Interest earned on cash and investments held in trust account	1,273	71,642	3,809	398,754
Net Loss	$(768,666)	$(439,778)	$(1,353,995)	$(409,659)

Weighted average number of Class A ordinary shares outstanding	3,417,163	3,911,518	3,417,699	4,324,887
Basic and diluted net loss per ordinary share	$(0.22)	$(0.11)	$(0.40)	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026

	Class A Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance– November 30, 2025	3,407,500	$341	$—	$(10,491,008)	$(10,490,667)
Re-measurement for common stock subject to redemption	—	—	—	(1,268)	(1,268)
Net loss	—	—	—	(148,317)	(148,317)
Balance– February 28, 2026	3,407,500	341	—	(10,640,593)	(10,640,252)
Re-measurement for common stock subject to redemption	—	—	—	(1,268)	(1,268)
Net loss	—	—	—	(437,012)	(437,012)
Balance– May 31, 2026	3,407,500	341	—	(11,078,873)	(11,078,532)
Re-measurement for common stock subject to redemption	—	—	—	(1,273)	(1,273)
Net loss	—	—	—	(768,666)	(768,666)
Balance– August 31, 2026	3,407,500	$341	$—	$(11,848,812)	$(11,848,471)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2025

	Class A Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance– November 30, 2024	3,407,500	$341	$-	$(9,308,131)	$(9,307,790)
Re-measurement for common stock to redemption amount	-	-	-	(251,054)	(251,054)
Additional amount deposited into trust ($0.02 per common stock subject to possible redemption)	-	-	-	(51,365)	(51,365)
Net Income	-	-	-	67,961	67,961
Balance– February 28, 2025	3,407,500	341	-	(9,542,589)	(9,542,248)
Re-measurement for common stock to redemption amount	-	-	-	(76,058)	(76,058)
Net Loss	-	-	-	(37,842)	(37,842)
Balance– May 31, 2025	3,407,500	341	-	(9,656,489)	(9,656,148)
Re-measurement for common stock to redemption amount	-	-	-	(71,642)	(71,642)
Net Loss	-	-	-	(439,778)	(439,778)
Balance– August 31, 2025	3,407,500	$341	$-	$(10,167,909)	$(10,167,568)

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended August 31, 2026	For the Nine Months Ended August 31, 2025
Cash flows from operating activities:
Net loss	$(1,353,995)	$(409,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,809)	(398,754)
Changes in operating assets and liabilities:
Prepaid expenses	(2,306)	20,222
Accounts payable and accrued liabilities	1,112,104	546,021
Net cash used in operating activities	(248,006)	(242,170)

Cash flows from investing activities:
Cash withdrawn from trust in connection with redemptions	1,381	31,974,048
Investment of cash in Trust Account	-	(51,365)
Net cash provided by investing activities	1,381	31,922,683

Cash flows from financing activities:
Redemption of common stock	(1,381)	(31,974,048)
Proceeds from extension loan	-	51,365
Proceeds from working capital loan	255,347	219,475
Net cash provided by (used in) financing activities	253,966	(31,703,208)

Net change in cash	7,341	(22,695)
Cash at the beginning of the period	340	25,348
Cash at the end of the period	$7,681	$2,653

Supplemental disclosure of non-cash investing and financing activities:
Extension funds attributable to common stock subject to redemption	$-	$51,365
Re-measurement for common stock subject to redemption	$3,809	$398,754
Amount due to redeemed public shareholders	$15,447	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

As of August 31, 2026, the Company had not commenced any operations. All activity for the period from November 8, 2021 (inception) through August 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

AUGUST 31, 2026

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

AUGUST 31, 2026

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

AUGUST 31, 2026

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

On March 30, 2026, 1,153 shares were elected to be redeemed. As of October 6, 2026, the redemption payments related to the 1,153 shares had been made upon the consummation of the Business Combination.

On August 20, 2026, shareholders of the Company voted to extend the date by which the Company has to consummate a business combination by six (6) months from August 20, 2026 to February 20, 2027.

As of August 31, 2026, the Business Combination had not been consummated.

Going Concern and Management’s Plan

The Company has incurred significant costs in connection with its operations and pursuit of its acquisition plans. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the Company’s liquidity and financial condition raised substantial doubt about the Company’s ability to continue as a going concern.

On October 6, 2026, the Company consummated the Business Combination. Following the consummation of the Business Combination, the operations of the combined company are primarily comprised of the operations of SuperApps. SuperApps has historically incurred net losses and had negative working capital, which raised substantial doubt about its ability to continue as a going concern. Accordingly, based on the post-closing liquidity and operating conditions of the combined company, management determined that substantial doubt about the Company’s ability to continue as a going concern continues to exist.

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

On August 20, 2026, shareholders of the Company voted to extend the date by which the Company has to consummate a business combination by six (6) months from August 20, 2026 to February 20, 2027.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended November 30, 2025, as filed with the SEC on March 9, 2026. The interim results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the year ending November 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $7,681 in cash and no cash equivalents as of August 31, 2026 and $340 in cash and no cash equivalents as of November 30, 2025.

Cash and investments Held in Trust Account

As of August 31, 2026, the assets held in the Trust Account consisted primarily of cash maintained in an interest-bearing bank account, with a nominal amount remaining in a money market fund. As of November 30, 2025, substantially all of the assets held in the Trust Account were invested in a money market fund. The amounts of assets held in the Trust Account were $144,900 and $142,472, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of August 31, 2026 and November 30, 2025 no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to August 31, 2026.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

As of August 31, 2026 and November 30, 2025, 9,663 and 10,921 of Class A Ordinary Shares outstanding are subject to possible redemption, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On August 31, 2026, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has redeemable Class A ordinary shares and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable Class A ordinary shares and non-redeemable Class A ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025

Numerator: net loss	$(768,666)	$(439,778)	$(1,353,995)	$(409,659)
Denominator: weighted average shares outstanding	3,417,163	3,911,518	3,417,699	4,324,887
Basic and diluted net loss per ordinary share	$(0.22)	$(0.11)	$(0.40)	$(0.09)

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

AUGUST 31, 2026

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

The majority of the Company’s funds were transferred to a trust operating account classified as cash, while a nominal balance remains in the trust account invested in Level 1 securities traded on an active public market. As of August 31, 2026, and November 30, 2025, the Company held $144,900 and $142,472, respectively, in cash and investments in trust.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2026 and November 30, 2025, there were $1,619,822 and $1,364,475 outstanding under any Working Capital Loans, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of August 31, 2026 and November 30, 2025, $550,000 and $460,000 had been accrued and not yet been paid to the Sponsor under the Administrative Support Agreement, respectively. These amounts are included in the accounts payable and accrued liabilities on the unaudited consolidated Balance Sheets.

Extension Loan

On February 21, 2023, the Sponsor has promised to loan an amount of up to $656,474 to the Company and the full amount has been borrowed. On June 13, 2023, the Sponsor has promised to loan an amount of up to $864,000 to the Company and the full amount has been borrowed. On August 10, 2023, the Sponsor promised to loan an amount of up to $500,000 to the Company and $500,000 has been borrowed. On June 14, 2024, the Sponsor issued an additional unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of up to $500,000 and $500,000 has been borrowed. This loan is non-interest bearing and payable after the date of the consummation of the Business Combination. As of August 31, 2026, the available amount between the four loans is $2,520,474 and the Sponsor had paid an aggregate of $4,437,558 towards these loans, noting an amount of $1,917,084 were over funded to cover extension fees and working capital loans and will be payable after the date of the consummation of the Business Combination. As of August 31, 2026 and November 30, 2025, there were $2,817,736 and $2,817,736 outstanding extensions loans, respectively.

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

As of August 31, 2026, the Non-Redemption Agreement has been terminated. For the nine months ended August 31, 2026, 105 shares of Class A Common Stock were redeemed for approximately $1,381. Additionally, there were 1,153 shares of Class A Common Shares that were elected to be redeemed. As of October 6, 2026, the redemption payments related to the 1,153 shares had been made upon the consummation of the Business Combination.

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

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

Contingent legal Fees

As of August 31, 2026 and November 30, 2025 there was approximately $2,500,000 and $1,687,000 of contingent legal fees, which is included in accounts payable and accrued liabilities in the accompanying unaudited consolidated balance sheets. The legal fees are payable upon completion of a Business Combination. In the event that the merger does not close, and the Company receives a break-up fee or similar payment, the Company agrees to pay the balance of legal fees up to the amount received from the break fee. In the event that the merger does not close, the Company is obligated to pay at least $425,000.

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of August 31, 2026 and November 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares - Our amended and restated memorandum and articles of association authorize the Company to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.

On January 18, 2023, the Company’s shareholders elected to redeem an aggregate of 8,373,932 ordinary shares, which is $86,353,885, in connection with the General Meeting. On July 18, 2023, the Company’s shareholders elected to redeem an aggregate of 149,359 ordinary shares, which is $1,626,736, in connection with the General Meeting. On June 7, 2024, the Company’s shareholders elected to redeem an aggregate of 408,469 ordinary shares, which is $4,872,514, in connection with the General Meeting. On January 20, 2025, the Company’s shareholders elected to redeem an aggregate of 1,993,697 ordinary shares, which is $24,739,496, in connection with the General Meeting. On April 15, 2025, the Company’s shareholders elected to redeem an aggregate of 3,561 ordinary shares, which is $45,060, in connection with the General Meeting. On August 20, 2025, the Company’s shareholders elected to redeem an aggregate of 560,061 ordinary shares, which is $7,189,492, in connection with the General Meeting. On February 20, 2026, the Company’s shareholders elected to redeem an aggregate of 105 ordinary shares, which is $1,381, in connection with the General Meeting. Further, on March 30, 2026, 1,153 shares were elected to be redeemed. As of October 6, 2026, the redemption payments related to the 1,153 shares had been made upon the consummation of the Business Combination.

As of August 31, 2026 and November 30, 2025, there were 3,407,500 Class A ordinary shares issued and outstanding, respectively, excluding 9,663 and 10,921 shares subject to possible redemption as of August 31, 2026 and November 30, 2025, respectively.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2026

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination. In November 2023 the Company converted 2,875,000 Class B ordinary shares to Class A ordinary shares for a par value of $288. There are no Class B ordinary shares are outstanding as of August 31, 2026 and November 30, 2025.

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

AUGUST 31, 2026

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

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025
Formation and operating costs	$(769,939)	$(511,420)	$(1,357,804)	$(808,413)
Interest earned on cash and investments held in trust account	$1,273	$71,642	$3,809	$398,754

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

On October 6, 2026, the Business Combination was closed. Pursuant to the Merger Agreement:

●	The aggregate consideration for the Acquisition Merger is $1,100,000,000, payable in the form of 110,000,000 newly issued PubCo Ordinary Shares (the “Closing Payment Shares”) valued at $10.00 per share, of which $235,000,000 was paid at Closing with the remaining $865,000,000 payable subject to the earn-out provisions set forth in the Merger Agreement, to Holdings and its shareholders in accordance with the terms of the Merger Agreement. The issued and outstanding shares in Holdings held by the former Holdings shareholders were cancelled and ceased to exist, in exchange for the issuance of the Closing Payment Shares, 10% of which were issued and held in escrow with Continental Stock Transfer & Trust (“Escrow Agent”) to satisfy any indemnification obligations incurred under the Merger Agreement (the “Escrow Shares”).
●	Each fully paid share in Merger Sub held by PubCo became one fully paid share in the surviving corporation, such that Holdings became a wholly-owned subsidiary of PubCo.
●	Each TETE Class A Ordinary Share issued and outstanding immediately prior to the Effective Time of the Reincorporation Merger (other than any redeemed shares, any TETE Ordinary Shares that are owned by TETE as treasury shares or any TETE Ordinary Shares owned by any direct or indirect wholly owned subsidiary of TETE immediately prior to the Effective Time (“Excluded Shares”) and any TETE Ordinary Shares held by any person who has validly exercised their dissenters’ rights in respect of the Reincorporation Merger pursuant to the Cayman Companies Act (“Dissenting Shares”)) was automatically cancelled and ceased to exist and, for each TETE Class A Ordinary Share, PubCo issued to each TETE shareholder (other than TETE shareholders who exercise their redemption rights in connection with the Business Combination or in respect of any Excluded Shares or Dissenting Shares) one validly issued ordinary share of PubCo (“PubCo Ordinary Share”); and
●	Each TETE Warrant issued and outstanding immediately prior to Effective Time of the Reincorporation Merger was automatically assumed by the PubCo and converted into a PubCo Warrant to purchase one PubCo Ordinary Share (or equivalent portion thereof)on substantially the same terms and conditions as set forth in the TETE Warrants immediately prior to the Business Combination.
●	The name of the Combined Company was changed to Bradbury Capital Inc.

Pursuant to the Merger Agreement, TETE agreed to cause PubCo to receive an amount of at least $5,000,000 in immediately available cash in a private placement or other financing to be consummated simultaneously with the Closing (the “PIPE Investment”), and it is a condition precedent to Closing that PubCo shall receive the PIPE Investment comprised of (i) amounts not redeemed from TETE’s trust account and (ii) amounts raised in the PIPE Investment. The PIPE Investment for the sale of 625,000 shares of Pubco closed immediately prior to the consummation of the transactions contemplated by the Merger Agreement at a price of $8.00 per share.

As of October 6, 2026, the redemption payments related to the 1,153 shares had been made upon the consummation of the Business Combination.

As of October 6, 2026, TETE had paid $1,600,000 in deferred underwriting commissions, with the remaining balance of $2,425,000 outstanding.

As of October 6, 2026, $4,182,211 of the extension loan and the working capital loan had been settled through the issuance of 418,221 shares of PubCo.  The remaining balance of $255,347 remains outstanding as the working capital loan.

Item 2. Management’s Discussion and Analysis of Financial Statements

References to the “Company,” “us,” “our” or “we” refer to Technology & Telecommunication Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included herein.

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

On October 6, 2026, the Business Combination was closed.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through August 31, 2026 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2026, we had a net loss of $768,666 which consists of formation and operating costs of $769,939, partially offset by interest earned on cash and investments held of $1,273.

For the three months ended August 31, 2025, we had a net loss of $439,778, which consists of formation and operating costs of $511,420, partially offset by interest earned on cash and investments held of $71,642.

For the nine months ended August 31, 2026, we had a net loss of $1,353,995 which consists of formation and operating costs of $1,357,804, partially offset by interest earned on cash and investments held of $3,809.

For the nine months ended August 31, 2025, we had a net loss of $409,659 which consists of formation and operating costs of $808,413, partially offset by interest earned on cash and investments held of $398,754.

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

For the nine months ended August 31, 2026, cash used in operating activities was $248,006.

For the nine months ended August 31, 2025, cash used in operating activities was $242,170.

As of August 31, 2026, we had cash and investments of $144,900 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of August 31, 2026, we had cash of $7,681 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

The Company has incurred significant costs in connection with its operations and pursuit of its acquisition plans. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the Company’s liquidity and financial condition raised substantial doubt about the Company’s ability to continue as a going concern.

On October 6, 2026, the Company consummated the Business Combination. Following the consummation of the Business Combination, the operations of the combined company are primarily comprised of the operations of SuperApps. SuperApps has historically incurred net losses and had negative working capital, which raised substantial doubt about its ability to continue as a going concern. Accordingly, based on the post-closing liquidity and operating conditions of the combined company, management determined that substantial doubt about the Company’s ability to continue as a going concern continues to exist.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended August 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended August 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TECHNOLOGY & TELECOMMUNICATION ACQUISITION CORPORATION

Dated: October 15, 2026		/s/ Loo See Yuen
	Name:	Loo See Yuen
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: October 15, 2026		/s/ Chow Wing Loke
	Name:	Chow Wing Loke
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

